Form 10QSB
period 1997-03-31
GENERAL CREDIT CORP
filed 1997-05-20
CIK 40511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                          Commission File No. 0-28910

                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           GENERAL CREDIT CORPORATION
                           --------------------------
       (Exact name of small business issuer as specified in its charter)

            New York                                       13-3895072
            --------                                       ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

                              211 East 70th Street
                            New York, New York 10021
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 861-2867
                                 --------------
                          (Issuer's Telephone Number)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]        No [X]

           As of March 31, 1997, the Company had a total of 560,000 shares (the "Shares") of Common Stock, par value $.001 per share (the "Common Stock") outstanding.

            Traditional Small Business Disclosure Format (check one)

                          Yes [X]        No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits to the                           Parts I and II of this Report
Registration Statement
on Form SB-2, as amended
(File No. 333-0009831).

                           GENERAL CREDIT CORPORATION
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

PART I....................................................................    1

Item 1.     Financial Statements..........................................    1

Item 2.     Management's Discussion and Analysis or Plan of Operation.....    1

PART II...................................................................    1

Item 1.     Legal Proceedings.............................................    1

Item 2.     Changes in Securities.........................................    1

Item 3.     Defaults Upon Senior Securities...............................    2

Item 4.     Submission of Matters to Vote of Security Holders.............    2

Item 5.     Other Information.............................................    2

Item 6.     Exhibits and Reports on Form 8-K..............................    2

SIGNATURES................................................................    3

FINANCIAL STATEMENTS......................................................  F-1





                                      (ii)

                                     PART I

Item 1.         FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for a full year.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL

         General Credit Corporation (the "Company") was organized in February 1995, and through March 31, 1997 had no revenues and has not engaged in any operations other than entering into an agreement to purchase the business of New York Payroll Factors, Inc., a New York corporation organized in January 1989 ("NYPF"). NYPF provides working capital financing to its customers through the discounted purchase of checks (commonly referred to as "check factoring"), generally on a non-recourse basis with respect to the NYPF Customers except to the extent of forged signatures on and stop payments of the purchased checks. On May 2, 1997, the Company concurrently closed its initial public offering of securities (the "IPO") and the acquisition of NYPF (the "NYPF Business Combination"). Pursuant to the closing of the IPO, the Company received net proceeds of approximately $7,200,000 in consideration for the issuance of 900,000 Units, each Unit consisting of three shares of the Company's Common Stock, par value $.001 per share and six warrants, each warrant entitling the holder thereof to purchase one share of Common Stock at any time and from time to time through April 24, 2002 at an exercise price of $3.375 per share. Pursuant to the NYPF Business Combination, the Company delivered the remaining balance to close the NYPF Business Combination of $4,275,000 and issued a total of 125,000 shares of the Company's Common Stock to Gerald Nimberg, a former affiliate of NYPF and currently the Company's President in consideration for the business assets of NYPF.

                          FORWARD LOOKING INFORMATION
                              MAY PROVE INACCURATE

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-QSB and the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                                    PART II

Item 1.         LEGAL PROCEEDINGS

                The Company is not a party to, nor is it aware of any pending litigation to which it is a party or of which its property is subject.

Item 2.         CHANGES IN SECURITIES

                None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                During the first quarter ended March 31, 1997, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.         OTHER INFORMATION

                None.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                  27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K.

                  Report dated May 2, 1997 regarding the closing of the Company's initial public offering of securities and the closing of the acquisition of substantially all of the assets of New York Payroll Factors, Inc.





                   [Balance of page intentionally left blank]

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              GENERAL CREDIT CORPORATION




Date: May 19, 1997                            By: /s/ Irwin Zellermaier
                                                  -----------------------------
                                                      Irwin Zellermaier,
                                                      Chief Executive Officer




Date: May 19, 1997                            By: /s/ David Bader
                                                 ------------------------------
                                                      David Bader,
                                                      Principal Financial and
                                                        Accounting Officer

                              FINANCIAL STATEMENTS

                           GENERAL CREDIT CORPORATION
                       (A Development Stage Corporation)

                                 BALANCE SHEETS


                                                       March 31,          December 31,
                                                         1997                 1996
                                                      ----------          -----------
                                                      (Unaudited)
ASSETS

Current assets:
  Cash                                               $    11,237           $      650
                                                     -----------           ----------

         Total current assets                             11,237                  650

Deposit on contract                                      225,000                  --
Other assets                                               4,338                4,762
                                                     -----------           ----------

         Total assets                                $   240,575           $    5,412
                                                     ===========           ==========




LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
  Notes payable                                      $   874,390           $  518,000
  Accounts payable and accrued expenses                  573,686              270,845
                                                     -----------           ----------

         Total liabilities                             1,448,076              788,845
                                                     -----------           ----------

Shareholders' deficiency:
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   1,758,000 shares and 560,000
   shares issued and outstanding,
   respectively                                              560                1,758
  Additional paid-in capital                              11,176               11,176
  Deficit accumulated during the
   development stage                                    (553,783)            (412,905)
  Deferred offering costs                               (665,454)            (383,462)
                                                     -----------           ----------

         Total shareholders' deficiency               (1,207,501)            (783,433)
                                                     -----------           ----------

         Total liabilities and shareholders'
           deficiency                                $   240,575           $    5,412
                                                     ===========           ==========


         The accompanying notes are an integral part of the financial statements.

                           GENERAL CREDIT CORPORATION
                       (A Development Stage Corporation)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                February 10,
                                             Three Months Ended                     1995
                                                  March 31,                    (Inception) to
                                        -------------------------------           March 31,
                                           1997                 1996                1997
                                        -----------         -----------           ---------
Expenses:
 General and administrative             $  37,441           $    1,710            $ 141,138
 Amortization                                 424                   12                1,336
Interest expense                          103,013               11,950              211,309
Forfeiture of deposit on
 acquisition                                   -                     -              200,000
                                        ---------           ----------            ---------

         Net loss                       $(140,878)          $  (13,672)           $(553,783)
                                        =========           ==========            =========


Net loss per common share               $    (.25)          $     (.01)           $    (.99)
                                        =========           ==========            =========


Weighted average number of
 common shares outstanding                560,000            1,758,000              560,000
                                        =========           ==========            =========



         The accompanying notes are an integral part of the financial statements.

                           GENERAL CREDIT CORPORATION
                       (A Development Stage Corporation)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                              February 10,
                                                        Three Months Ended                        1995
                                                              March 31,                      (Inception) to
                                                   ---------------------------------            March 31,
                                                       1997                  1996                  1997
                                                   -----------            ----------           -----------
Cash flows from operating activities:
 Net loss                                          $ (140,878)             $ (13,672)           $(553,783)
 Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:
 Amortization                                             424                  8,607               70,817
 Issuance of stock options                                 -                   7,653               10,980
 Change in assets and
  liabilities:
  Other assets                                             -                      -                (5,675)
  Accounts payable and
   accrued expenses                                   302,841                  3,356              573,686
                                                  -----------             ----------            ---------

         Net cash provided by
          operating activities                        162,387                  5,944               96,025
                                                  -----------             ----------            ---------

Cash flows from investing activities:
 Deposit on acquisition                              (225,000)              (100,000)            (225,000)
                                                  -----------             ----------            ---------

         Net cash used in
          investing activities                       (225,000)              (100,000)            (225,000)
                                                  -----------             ----------            ---------

Cash flows from financing
 activities:
 Borrowings under bridge
  financing                                           346,390                230,000              864,390
 Proceeds from issuance of
  common stock                                             -                      -                 1,954
 Payment on common stock
  redemption                                           (1,198)                    -                (1,198)
 Deferred debt costs                                       -                 (38,653)             (69,480)
 Deferred offering costs                             (281,992)               (14,000)            (665,454)
 Loans from (repayments to)
  officer and shareholder                              10,000                 (7,150)              10,000
                                                   ----------             ----------            ---------

         Net cash provided by
          financing activities                         73,200                170,197              140,212
                                                   ----------             ----------           ----------

         Net increase in cash
          and cash equivalents                         10,587                 76,141               11,237

Cash, beginning of period                                 650                  2,483                   -
                                                   ----------             ----------           ----------

Cash, end of period                                $   11,237             $   78,624           $   11,237
                                                   ==========             ==========           ==========


         The accompanying notes are an integral part of the financial statements.

                           GENERAL CREDIT CORPORATION
                       (A Development Stage Corporation)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS

     General Credit Corporation, a development stage company (the "Company"), was incorporated in February, 1995, for the purpose of seeking out business opportunities, including acquisitions. Since inception, the Company's activities have been limited to administrative activities.

NOTE 2 - BASIS OF PRESENTATION

     The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for a full year.

NOTE 3 - PUBLIC OFFERING

     In May 1997, the Company sold, in its initial public offering of securities (the "Offering"), 900,000 units at $10.00 per unit. Each unit consisted of three shares of common stock and six redeemable common stock purchase warrants (the "Warrants"). Each Warrant entitles the holder to purchase one additional share of common stock at an exercise price of $3.375 through April 24, 2002. The Warrants are redeemable by the Company, at the option of the Company, at $.25 per Warrant upon 30 days prior written notice, if the closing bid price as reported on Nasdaq, or the closing price, as reported on a national or regional securities exchange, as applicable, of the shares of common stock for 30 consecutive trading days ending within ten days of the notice of redemption of the Warrants averages in excess of $6.00 per share. Prior to April 25, 1998, the Warrants are not redeemable by the Company without the written consent of Barron Chase Securities, Inc., the representative of the several underwriters of the Company's initial public offering.

     In connection with the Offering, the Company granted to the underwriter an option to purchase up to 90,000 units at an exercise price of $16.50 per unit, exercisable during a five-year period commencing on April 25, 1997.

                           GENERAL CREDIT CORPORATION
                       (A Development Stage Corporation)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PUBLIC OFFERING (CONT'D)

     The net proceeds to the Company, after deducting all expenses of the Offering, was approximately $7,200,000.

NOTE 4 - ACQUISITION

     On February 19, 1996, the Company entered into a definitive agreement to acquire the business of New York Payroll Factors, Inc. ("NYPF") in exchange for $3,145,000 in cash, 375,500 shares of the Company's common stock and a $300,000 note payable due in 42 equal monthly installments at an interest rate of 10.5% per annum. During 1996, the Company made non-refundable payments of $200,000 towards the total purchase price. As stipulated under the original acquisition agreement, if the acquisition did not close by November 15, 1996, the Company would forfeit its deposit. Accordingly, as the acquisition did not close by November 15, 1996 the deposit of $200,000 was expensed to operations during fiscal 1996. On January 13, 1997, the Company and NYPF modified the terms of the original agreement. The new terms required the Company to pay $4,500,000 in cash and 125,000 shares of common stock (the "Acquisition Shares"). In February 1997, the Company delivered a non-refundable deposit of $225,000 towards the purchase price. The Company closed the acquisition of the business of NYPF and delivered to NYPF the remaining balance of $4,275,000 and the Acquisition Shares on May 2, 1997 (the acquisition date).

     The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996 and was recorded under the purchase method of accounting. The acquisition would result in the recording of identifiable intangibles ($350,000) and goodwill ($4,496,770) which will be amortized over a five-year and twenty-year period, respectively.



                                                          March 31,
                                                ------------------------------
                                                    1997              1996
                                                -----------        -----------
         Net revenue                            $   743,525       $   479,605
         Net income                                 248,724            92,137
         Earnings per share                             .07               .03


NOTE 5 - NEWLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has determined that the effects of this change on the Company's financial statements will not be material.