Form 10QSB
period 1997-06-30
GENERAL CREDIT CORP
filed 1997-08-14
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                           Commission File No. 0-28910

                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           GENERAL CREDIT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 New York                                       13-3895072
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

                        370 Lexington Avenue, Suite 2000
                            New York, New York 10017
                    (Address of principal executive offices)

                                 (212) 697-4441
                           (Issuer's Telephone Number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         As of June 30, 1997, the Company had a total of 3,435,000 shares (the "Shares") of Common Stock, par value $.001 per share (the "Common Stock") outstanding.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain Exhibits to the                  Parts I and II of this Report
         Registration Statement
         on Form SB-2, as amended
         (File No. 333-0009831).

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

PART 1

Item 1.     Financial Statements ...........................................  1

Item 2.     Management's Discussion and Analysis or Plan of Operation ......  1

PART II.    ................................................................  4

Item 1.     Legal Proceedings...............................................  4

Item 2.     Changes in Securities...........................................  4

Item 3.     Defaults Upon Senior Securities.................................  4

Item 4.     Submission of Matters to Vote of Security Holders...............  4

Item 5.     Other Information...............................................  4

Item 6.     Exhibits and Reports on Form 8-K................................  4

SIGNATURES  ................................................................  6

FINANCIAL STATEMENTS................................................  F-1 - F-7

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's Form 10-QSB for the quarter ended March 31, 1997. Results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results for a full year.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL

         General Credit Corporation (the "Company") was organized in February 1995. From its inception through May 2, 1997, the Company's operations were limited to administrative activities. On May 2, 1997, the Company acquired substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing of the Company's initial public offering of securities (the "IPO") and commenced operations. Since May 3, 1997 the Company has provided working capital financing to its customers through the discounted purchase of checks (commonly referred to as "check factoring"), generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. Pursuant to the closing of the IPO, the Company received net proceeds of approximately $7,200,000 in consideration for the issuance of 900,000 Units, each Unit consisting of three shares of the Company's Common Stock, par value $.001 per share and six warrants, each warrant entitling the holder thereof to purchase one share of Common Stock at any time and from time to time through April 24, 2002 at an exercise price of $3.375 per share. Pursuant to the closing of the acquisition of substantially all of the assets of NYPF (the "NYPF Business Combination"), the Company delivered the remaining balance to close the NYPF Business Combination of $4,275,000 and issued a total of 125,000 shares of the Company's Common Stock to Gerald Nimberg, a former affiliate of NYPF and currently the Company's President in consideration for the assets of NYPF.

RESULTS OF OPERATIONS

         Management of the Company does not believe that a discussion of the Company's results for prior comparative year periods would be meaningful because the Company's operations prior to the NYPF Business Combination were limited to administrative activities. Further, information provided below for the three and six month periods ended June 30, 1997 reflects the Company's check factoring operations since May 3, 1997 through June 30, 1997 (the "Operational Period") as well as the period from April 1, 1997 through May 2, 1997 when the Company's operations were limited to administrative activities (the "Administrative Period").

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

         For the three and six month periods ended June 30, 1997 the Company derived fee income of $544,141 from the purchase of checks, all of which was derived during the Operational Period. The face amount of checks purchased during the Operational Period was approximately $55,000,000.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and six month periods ended June 30, 1997 was $342,505 and $379,946, respectively, representing $330,426 of expenses incurred during the Operational Period. During the Operational Period, selling, general and administrative expenses constituted approximately 60.72% of fee income.

         For the three and six month periods ended June 30, 1997, interest expense was $197,487 and $300,500, $113,984 of which was incurred during the Operational Period.

         For the three and six month periods ended June 30, 1997 the Company incurred a non-cash expense of $51,390 and $51,814, consisting of primarily the amortization of the purchase price paid by the Company in connection with the NYPF Business Combination, all of which was incurred during the Operational Period.

         Net loss for the three and six month periods ended June 30, 1997 was $47,241 and $188,119 or a loss of $.02 per share and a loss of $.13 per share. For the Operational Period, the Company generated net income of $48,481 or $.01 per share. Net income as a percentage of fee income during the Operational Period was approximately 8.91%.

         Earnings before taxes, depreciation and amortization ("EBTDA") during the Operational Period was approximately $99,731 ($.03 per share). EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

         The Company received the net proceeds from the IPO in May 1997. In addition to the use of the net proceeds and proceeds received from operations, the Company finances its operations principally through (i) short term working capital loans in the aggregate amount of up to $750,000, which amounts are typically repaid daily or every few days, provided by two unaffiliated entities, and (ii) a long term working capital loan in the aggregate amount of $1,400,000 (the "Long Term Loan") provided by a general partnership (the "Affiliated General Partnership"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company (collectively, the "Working Capital Loans"). Ann Nimberg has informed the Company that she owns 1/7 of the Affiliated General Partnership. Pursuant to the terms of the Long Term Loan, the Affiliated General Partnership has established a credit facility in favor of the Company in the aggregate principal amount of $1.4 million. The Company has the right to borrow from the Affiliated General Partnership an amount based upon funds derived from the purchase of checks by the Company. Borrowings under the Long Term Loan bear interest at the rate of 24% per annum. Interest only is payable monthly by the Company under the Long Term Loan on the outstanding principal amount borrowed. All accrued but unpaid interest as well as the principal amount owed under the Long Term Loan is due in June 1999. The Long Term Loan may be prepaid by the Company provided the Company pays to the Affiliated General Partnership at the time of such prepayment an additional amount as a prepayment premium equal to the sum of $168,000. As of June 30, 1997, the outstanding amount owed pursuant to the Working Capital Loans is $1,400,000, all of which is owed pursuant to the Long Term Loan.

         The Company is currently seeking additional debt or equity financing to fund expansion of the Company's business. There can be no assurances that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund growth, take advantage of certain acquisition opportunities or respond to competitive pressures.

         During the three months and six months ended June 30, 1997, the Company incurred negative cash flow from operations of $642,640. During the Operational Period, the Company incurred negative cash flow from operations of $240,278.

         As of June 30, 1997 the Company had available cash and cash equivalents of $3,413,976.

Effects of Inflation

         The Company believes that the results of its operations could be materially impacted by inflation, including increases in interest rates generally, if inflation materially adversely affected the operations of the Company's customers and their customers, and if inflation materially increased the Company's costs of obtaining working capital (e.g., if the Company entered into larger lines of credit in lieu of its maintaining some of the current bank deposits against which it negotiates checks purchased by it).

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


ITEM 2.           CHANGES IN SECURITIES

         In July 1997, the Company granted to an entity contractually obligated to perform for the Company public relations services, the option to acquire 50,000 shares of the Company's Common Stock during the period commencing January 9, 1998 and ending July 7, 1999 at a purchase price of $1.50 per share (the "July Stock Option"). The Company additionally granted to the holder of the July Stock Option, a one-time demand right to register the shares of Common Stock underlying the July Stock Option, exercisable if the "bid" price of the Company's Common Stock per share as reported on Nasdaq for a period of five consecutive trading days is in excess of $3.75. The Company relied upon the exemption in Section 4(2) of the Securities Act of 1933 in connection with the issuance of the July Stock Option.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 1997, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


ITEM 5.           OTHER INFORMATION

         None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

         Reports dated May 2, 1997 regarding the closing of the Company's initial public offering of securities and the closing of the acquisition of substantially all of the assets of New York Payroll Factors, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GENERAL CREDIT CORPORATION




Date: August 13, 1997                     By: /s/ IRWIN ZELLERMAIER
                                              -----------------------------
                                                  Irwin Zellermaier,
                                                  Chief Executive Officer




Date: August 13, 1997                     By: /s/ DAVID BADER
                                             -----------------------------
                                                  David Bader,
                                                  Principal Financial and
                                                  Accounting Officer

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                   JUNE 30,        DECEMBER 31,
                                                     1997              1996
                                                  ----------       ------------
ASSETS                                            (UNAUDITED)

Current assets:
  Cash and cash equivalents                        $3,413,976        $     650
  Accounts receivable                                 271,083                -
  Prepaid expenses                                    110,057                -
                                                   ----------        ---------

         Total current assets                       3,795,116              650

Office equipment - net of accumulated
 depreciation                                          57,579                -
Intangible assets - net of
 accumulated amortization                           4,798,543                -
Other assets                                           20,712            4,762
                                                   ----------        ---------

         Total assets                              $8,671,950        $   5,412
                                                   ==========        =========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Notes payable                                    $        -        $ 518,000
  Accounts payable and accrued
   expenses                                           162,446          270,845
                                                   ----------        ---------

         Total current liabilities                    162,446          788,845
                                                   ----------        ---------

Long-term debt                                      1,400,000                -
                                                   ----------        ---------

Shareholders' equity (deficiency):
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,435,000 shares and 1,758,000
   shares issued and outstanding,
   respectively                                         3,435            1,758
  Additional paid-in capital                        7,707,093           11,176
  Deficit                                            (601,024)        (412,905)
  Deferred offering costs                                   -         (383,462)
                                                   ----------        ---------

         Total shareholders' equity
          (deficiency)                              7,109,504         (783,433)
                                                   ----------        ---------

         Total liabilities and shareholders'
          equity (deficiency)                      $8,671,950        $   5,412
                                                   ==========        =========


                 The accompanying notes are an integral part of
                            the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                         SIX MONTHS ENDED             THREE MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                      ------------------------    -------------------------
                                         1997          1996          1997           1996
                                      ----------     ---------     ---------     ----------

Fee income - net                      $  544,141     $       -     $ 544,141      $       -
                                      ----------     ---------     ---------      ---------

Expenses:

   General and administrative            379,946        32,943       342,505         31,233

   Depreciation and amortization          51,814        23,989        51,390         23,977

   Interest expense                      300,500        23,000       197,487         11,050
                                      ----------     ---------     ---------      ---------

                                         732,260        79,932       591,382         66,260
                                      ----------     ---------     ---------      ---------

                  Net loss            $ (188,119)    $ (79,932)    $ (47,241)     $ (66,260)
                                      ==========     =========     =========      =========

Net loss per common share                  $(.13)        $(.04)        $(.02)         $(.04)
                                      ==========     =========     =========      =========

Weighted average number of
 common shares outstanding             1,497,155     1,890,000     2,424,011      1,890,000
                                      ==========     =========     =========      =========

                 The accompanying notes are an integral part of
                            the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          1997          1996
                                                       ----------   -----------
Cash flows from operating activities:
 Net loss                                              $ (188,119)  $   (79,932)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
     Depreciation and amortization                         51,814        23,989
 Change in assets and liabilities, net of
  effects of acquisition of business
     Accounts receivable                                 (271,083)            -
     Prepaid expenses                                    (110,057)            -
     Other assets                                         (16,796)       (5,412)
     Accounts payable and
       accrued expenses                                  (108,399)       12,021
                                                       ----------   -----------

         Net cash used in operating
          activities                                     (642,640)      (49,334)
                                                       ----------   -----------

Cash flows from investing activities:
 Purchase of office equipment                             (21,715)            -
 Payment for purchase of business                      (4,500,000)            -
 Deposit on acquisition                                         -      (125,000)
                                                       ----------   -----------

         Net cash used in investing
          activities                                   (4,521,715)     (125,000)
                                                       ----------   -----------

Cash flows from financing activities:
 Borrowings under long term debt                        1,400,000             -
 Borrowings under bridge financing                        366,390       330,000
 Repayments of bridge financing                          (884,390)            -
 Proceeds from issuance of stock options                        -        10,980
 Proceeds from issuance of common stock                 8,254,150             -
 Payment on common stock redemption                        (1,198)            -
 Deferred debt costs                                            -       (36,000)
 Deferred offering costs                                 (557,271)      (72,589)
 Loans from (repayments to)
  officer and shareholder                                       -        (7,150)
                                                       ----------   -----------

         Net cash provided by
          financing activities                          8,577,681       225,241
                                                       ----------   -----------

         Net increase in cash
          and cash equivalents                          3,413,326        50,907

Cash and cash equivalents, beginning of
 period                                                       650         2,483
                                                       ----------   -----------

Cash and cash equivalents, end of
 period                                                $3,413,976   $    53,390
                                                       ==========   ===========

                 The accompanying notes are an integral part of
                            the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

   Supplemental schedule of noncash investing and financing activities:

   The following table sets forth by period the amounts paid for the acquisition of New York Payroll Factors, Inc.


                                             SIX MONTHS ENDED JUNE 30,
                                            ---------------------------
                                                1997              1996
                                            -----------          -----
Office equipment acquired                   $    37,684          $   -
Intangible assets acquired                    4,847,691              -
Common stock issued                            (385,375)             -
                                            -----------          -----

Cash paid                                   $(4,500,000)         $   -
                                            ===========          =====




                 The accompanying notes are an integral part of
                            the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - OPERATIONS
-------------------

     General Credit Corporation, (the "Company"), was incorporated in February, 1995, for the purpose of seeking out business opportunities, including acquisitions (see Note 4).

NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the quarterly report on Form 10-QSB for the quarter ended March 31, 1997. Results of operations for the six months and three months ended June 30, 1997 are not necessarily indicative of the results for a full year.

NOTE 3 - PUBLIC OFFERING
------------------------

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

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PUBLIC OFFERING (CONT'D)
---------------------------------

     In connection with the Offering, the Company granted to the underwriter an option to purchase up to 90,000 units at an exercise price of $16.50 per unit, exercisable during a five-year period commencing on April 25, 1997.

     The net proceeds to the Company, after deducting all expenses of the Offering, was approximately $7,200,000.

NOTE 4 - ACQUISITION
--------------------

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

     The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996 and was recorded under the purchase method of accounting. The acquisition would result in the recording of identifiable intangibles ($350,000) and goodwill ($4,497,691) which is being amortized over a five-year and twenty-year period, respectively.


                                                    SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------       ----------

         Net revenue                               $ 1,631,856      $ 1,222,485
         Net income                                    403,651          172,487
         Earnings per share                                .11              .07

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - NEWLY ISSUED ACCOUNTING STANDARDS
------------------------------------------

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 will be effective in fiscal 1998. Management has determined that the effects of this change on the Company's financial statements will not be material.