Form 10QSB
period 1997-09-30
GENERAL CREDIT CORP
filed 1997-11-13
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

     As of September 30, 1997, the Company had a total of 3,435,000 shares (the "Shares") of Common Stock, par value $.001 per share (the "Common Stock") outstanding.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

             Certain Exhibits to the           Parts I and II of this Report
             Registration Statement
             on Form SB-2, as amended
             (File No. 333-0009831).

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

PART 1

Item 1.        Financial Statements..........................................................................      1

Item 2.        Management's Discussion and Analysis or Plan of Operation ....................................      1

PART II.       ..............................................................................................      4

Item 1.        Legal Proceedings.............................................................................      4

Item 2.        Changes in Securities.........................................................................      4

Item 3.        Defaults Upon Senior Securities...............................................................      5

Item 4.        Submission of Matters to Vote of Security Holders.............................................      5

Item 5.        Other Information.............................................................................      5

Item 6.        Exhibits and Reports on Form 8-K..............................................................      5

SIGNATURES...................................................................................................      6

FINANCIAL STATEMENTS.....................................................................................F-1  -  F-8


                                      (ii)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's Forms 10-QSB for the quarters ended March 31, 1997 and June 30, 1997. Results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for a full year.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL

         General Credit Corporation (the "Company") was organized in February 1995. From its inception through May 2, 1997, the Company's operations were limited to administrative activities. On May 2, 1997, the Company acquired substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing of the Company's initial public offering of securities (the "IPO") and commenced operations. For approximately seven years, NYPF had been engaged in providing working capital financing to its customers through the discounted purchase of checks (commonly referred to as "Check Factoring"). Since May 3, 1997 the Company has provided check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. In September 1997 the Company commenced purchasing credit card sales slips on a discounted non-recourse basis. To date, the purchase of credit card sales slips ("Credit Card Sales Slips") has not been a material part of the Company's business. Pursuant to the closing of the IPO, the Company received net proceeds of approximately $7,200,000 in consideration for the issuance of 900,000 Units, each Unit consisting of three shares of the Company's Common Stock, par value $.001 per share and six warrants, each warrant entitling the holder thereof to purchase one share of Common Stock at any time and from time to time through April 24, 2002 at an exercise price of $3.375 per share. Pursuant to the closing of the acquisition of substantially all of the assets of NYPF (the "NYPF Business Combination"), the Company delivered the remaining balance to close the NYPF Business Combination of $4,275,000 and issued a total of 125,000 shares of the Company's Common Stock to Gerald Nimberg, a former affiliate of NYPF and currently the Company's

President in consideration for the business assets of NYPF.

RESULTS OF OPERATIONS

         Management of the Company does not believe that a discussion of the Company's results for prior comparative year periods would be meaningful because the Company's operations prior to the NYPF Business Combination were limited to administrative activities. Further, information provided below for the nine month periods ended September 30, 1997 reflects the Company's check factoring operations only from May 3, 1997 through September 30, 1997 (the "Operational Period") as well as the period from January 1, 1997 through May 2, 1997 when the Company's operations were limited to administrative activities (the "Administrative Period"). Comparative information for periods prior to January 1, 1997 contained in the Financial Statements, commencing at page F-1 reflect the Company's operations when they were limited to administrative activities.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         For the three and nine month (consisting solely of operations during the Operational Period) periods ended September 30, 1997 the Company derived fee income of $945,435 and $1,489,576 from the purchase of checks and Credit Card Sales Slips. The face amount of checks purchased during the three and nine month (consisting solely of operations during the Operational Period) periods was approximately $84 million and $133 million and the face amount of Credit Card Sales Slips during the three and nine month periods was approximately $230,416 and $789,504.

         General and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and nine month periods ended September 30, 1997 was $798,938 and $1,178,884, respectively, representing $1,129,364 of expenses incurred during the Operational Period. During the three and nine month periods ended September 30, 1997, general and administrative expenses constituted approximately 84.5% and 79.0% of fee income.

         For the three and nine month periods ended September 30, 1997, interest expense was $144,941 and $ 445,441 of which $258,925 was incurred during the Operational Period.

         For the three and nine month periods ended September 30, 1997 the Company incurred a non-cash expense of $ 77,461 and $129,275 consisting of primarily the amortization of the purchase price paid by the Company in connection with the NYPF Business Combination, all of which was incurred during the Operational Period.

         Net loss for the three months ended September 30, 1997 was $75,905 or $.02 per share and net loss for the nine month period ended September 30, 1997 was $264,024 or a loss of $.12 per share. For the Operational Period, the Company generated a net loss of $27,425 or $.01 per share.

         Earnings before taxes, depreciation and amortization ("EBTDA") during the Operational Period and for the three month period ended September 30, 1997 was approximately $100,723 ($.03 per share) and $1,556 ($.00 per share). EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

         The Company received the net proceeds from the IPO in May 1997. In addition to the use of the net proceeds and proceeds received from operations, the Company finances its operations principally through (i) short term working capital loans in the aggregate amount of up to $850,000, which amounts are typically repaid daily or every few days, provided by two unaffiliated entities, and (ii) a long term working capital loan in the aggregate amount of $1,400,000(the "Long Term Loan") provided by a general partnership (the "Affiliated General Partnership"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company (collectively, the "Working Capital Loans"). Ann Nimberg has informed the Company that she owns 1/7 of the Affiliated General Partnership. Pursuant to the terms of the Long Term Loan, the Affiliated General Partnership has established a credit facility in favor of the Company in the aggregate principal amount of $1.4 million. The Company has the right to borrow from the Affiliated General Partnership an amount based upon funds derived from the purchase of checks by the Company. Borrowings under the Long Term Loan bear interest at the rate of 24% per annum. Interest only is payable monthly by the Company under the Long Term Loan on the outstanding principal amount borrowed. All accrued but unpaid interest as well as the principal amount owed under the Long Term Loan is due in June 1999. The Long Term Loan may be prepaid by the Company provided the Company pays to the Affiliated General Partnership at the time of such prepayment an additional amount as a prepayment premium equal to the sum of $168,000. As of September 30, 1997, the outstanding amount owed pursuant to the Working Capital Loans is $1,400,000, all of which is owed pursuant to the Long Term Loan.

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

         As of September 30, 1997 the Company had available cash and cash equivalents of $4,030,642.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1997, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  Current Report on Form 8-KA dated May 2, 1997 regarding the NYPF Business Combination.

                  Current Report on Form 8-K dated September 5 , 1997 regarding the dismissal of Coopers & Lybrand, L.L.P.

                  Current Report on Form 8-K dated September 30, 1997 regarding the acquisition of Ace Ventures, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GENERAL CREDIT CORPORATION



Date: November 13, 1997                              By: /s/ Irwin Zellermaier
                                                        -----------------------
                                                        Irwin Zellermaier,
                                                        Chief Executive Officer




Date: November 13, 1997                              By: /s/ David Bader
                                                        ----------------
                                                        David Bader,
                                                        Principal Financial and
                                                        Accounting Officer

                              FINANCIAL STATEMENTS

                  GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1997            1996
                                                   -------------   -------------
ASSETS                                              (UNAUDITED)

Current assets:
  Cash and cash equivalents                         $ 4,030,642    $       650
  Accounts receivable                                   514,223              -
  Prepaid expenses                                      110,388              -
                                                    -----------    -----------
         Total current assets                         4,655,253            650

Office equipment - net of accumulated
 depreciation                                            78,355              -
Intangible assets - net of accumu-
 lated amortization                                   5,189,822              -
Other assets                                             33,651          4,762
                                                    -----------    -----------

         Total assets                               $ 9,957,081    $     5,412
                                                    ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current maturities of long-term
   debt                                             $   894,425    $   518,000
  Accounts payable and accrued
   expenses                                             293,482        270,845
                                                    -----------    -----------

         Total current liabilities                    1,187,907        788,845
                                                    -----------    -----------

Long-term debt                                        1,735,575              -
                                                    -----------    -----------

Shareholders' equity (deficiency):
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,435,000 shares and 1,758,000
   shares issued and outstanding,
   respectively                                           3,435          1,758
  Additional paid-in capital                          7,707,093         11,176
  Deficit                                              (676,929)      (412,905)
  Deferred offering costs                                     -       (383,462)
                                                    -----------    -----------

         Total shareholders' equity

          (deficiency)                                7,033,599       (783,433)
                                                    -----------    -----------

         Total liabilities and Shareholders'
               equity (deficiency)                  $ 9,957,081    $     5,412
                                                    ===========    ===========


                 The accompanying notes are an integral part of
                            the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                        NINE MONTHS ENDED           THREE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                        -----------------           -------------------
                                       1997          1996            1997          1996
Fee income - net                   $ 1,489,576    $         -    $   945,435    $         -
                                   -----------    -----------    -----------    -----------
Expenses:

   General and administrative        1,178,884         50,798        798,938         17,855

   Depreciation and amortization       129,275         37,000         77,461         13,011

   Interest expense                    445,441         33,827        144,941         10,827
                                   -----------    -----------    -----------    -----------

                                     1,753,600        121,625      1,021,340         41,693
                                   -----------    -----------    -----------    -----------

                  Net loss         $  (264,024)   $  (121,625)   $   (75,905)   $   (41,693)
                                   ===========    ===========    ===========    ===========

Net loss per common share                $(.12)         $(.06)         $(.02)         $(.02)
                                         =====          =====          =====          =====

Weighted average number of
 common shares outstanding           2,150,201      1,890,000      3,435,000      1,890,000
                                   ===========    ===========    ===========    ===========






                 The accompanying notes are an integral part of
                            the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                 1997           1996
                                            ------------   -------------
Cash flows from operating activities:

 Net loss                                   $  (264,024)   $  (121,625)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Depreciation and amortization                 129,275         37,000
 Change in assets and liabilities, net of effects of acquisition of businesses

  Accounts receivable                          (514,223)             -
  Prepaid expenses                             (110,388)             -
  Other assets                                  (30,158)        (5,412)
  Accounts payable and
   accrued expenses                             (77,363)        23,140
                                            -----------    -----------

         Net cash used in operating
          activities                           (866,881)       (66,897)
                                            -----------    -----------

Cash flows from investing activities:

 Purchase of office equipment                   (30,808)          --
 Payment for purchase of business            (4,500,000)          --
 Deposit on acquisition                            --         (150,000)
                                            -----------    -----------

         Net cash used in investing
          activities                         (4,530,808)      (150,000)
                                            -----------    -----------

Cash flows from financing activities:
 Borrowings under long-term debt              2,250,000              -
 Borrowings under bridge financing              366,390        423,000
 Repayments of bridge financing                (884,390)             -
 Proceeds from issuance of stock options              -         10,980
 Proceeds from issuance of common stock       8,254,150              -
 Payment on common stock redemption              (1,198)             -
 Deferred debt costs                                  -        (36,000)
 Deferred offering costs                       (557,271)      (162,134)
 Loans from (repayments to)
  officer and shareholder                             -         (7,150)
                                            -----------    -----------

         Net cash provided by
          financing activities                9,427,681        228,696
                                            -----------    -----------

Net increase in cash
 and cash equivalents                         4,029,992         11,799

Cash and cash equivalents, beginning of
 period                                             650          2,483
                                            -----------    -----------

Cash and cash equivalents, end of
 period                                     $ 4,030,642    $    14,282
                                            ===========    ===========


                 The accompanying notes are an integral part of
                            the financial statements.

                 The accompanying notes are an integral part of
                            the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

   Supplemental schedule of noncash investing and financing activities:

     The following table sets forth by period the amounts paid for the acquisitions of New York Payroll Factors, Inc. and Ace Venture, Inc.

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                          1997        1996
                                                      -----------    -----

Office equipment acquired                             $    52,684    $   -
Intangible assets acquired                              5,312,691        -
Common stock issued                                      (385,375)       -
Notes issued                                              380,000        -
Accrued expenses                                          100,000        -
                                                       ----------    -----

Cash paid                                             $(4,500,000)   $   -
                                                       ==========    =====













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

NOTE 2 - BASIS OF PRESENTATION

     The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the quarterly reports on Form 10-QSB for the quarters ended March 31, 1997 and June 30, 1997. Results of operations for the nine months and three months ended September 30, 1997 are not necessarily indicative of the results for a full year.

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

NOTE 4 - ACQUISITIONS

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

     On September 30, 1997 the Company acquired Ace Venture, Inc. ("Ace") for $480,000 ($100,000 in cash which was paid in October 1997 and $380,000 in notes; payable over six years with interest at 10% per annum). Prior to the Company=s acquisition of Ace, Ace was engaged as an exclusive commissioned agent by the Company.

     The following unaudited pro forma results of operations assume the acquisitions occurred as of January 1, 1996 and were recorded under the purchase method of accounting. The acquisitions would result in the recording of identifiable intangibles ($582,500) and goodwill ($4,730,191) which is being amortized over a five-year and twenty-year period, respectively.


                             NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------
                                  1997              1996
                             -------------       -----------

         Net revenue          $ 2,577,291        $ 2,002,160
         Net income               391,097            306,030
         Earnings per share           .11                .12

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