Form 10KSB
period 1997-12-31
GENERAL CREDIT CORP
filed 1998-03-30
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                 New York                                     13-3895072
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       Identification No.)

                        370 Lexington Avenue, Suite 2000
                            NEW YORK, NEW YORK 10017
                    (Address of principal executive offices)


                                 (212) 697-4441
                                 --------------
                           (Issuer's Telephone Number)

    Securities registered under Section 12(b) of the Exchange Act:  None

    Securities registered under Section 12(g) of the Exchange Act:

    Title of each class                             Name of each exchange on which registered

    COMMON STOCK, PAR VALUE $.001 PER SHARE         Nasdaq
    REDEEMABLE COMMON STOCK PURCHASE WARRANTS       Nasdaq

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
[ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $2,412,672

      The aggregate market value of the voting stock held by non-affiliates of the issuer based on the closing sales price of $1.25 of such common stock, as of March 18, 1998, is $3,628,750 based upon $1.25 multiplied by 2,903,000 shares of common stock outstanding as of March 18, 1998 held by non-affiliates.

      As of March 18, 1998, the Company had a total of 3,438,000 shares (the "Shares") of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE:    None.

                           GENERAL CREDIT CORPORATION
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS
                                -----------------

PART I............................................................................................................1

Item 1.           Description of Business.........................................................................1

Item 2.           Description of Property.........................................................................4

Item 3.           Legal Proceedings...............................................................................4

Item 4.           Submission of Matters to a Vote of Security Holders.............................................4

PART II...........................................................................................................4

Item 5.           Market for Common Equity and Related Stockholder Matters........................................4

Item 6.           Management's Discussion and Analysis or Plan of Operation.......................................5

Item 7.           Financial Statements............................................................................7

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............7

PART III..........................................................................................................7

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.............................................................................7

Item 10.          Executive Compensation..........................................................................9

Item 12.          Certain Relationships and Related Transactions.................................................13

Item 13.          Exhibits and Reports on Form 8-K...............................................................13

SIGNATURES.......................................................................................................14
FINANCIAL STATEMENTS............................................................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         GENERAL. General Credit Corporation (the "Company") was organized in February 1995. From its inception through May 2, 1997, the Company's operations were limited to administrative activities. On May 2, 1997, the Company acquired substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing (the "Closing") of the Company's initial public offering of securities (the "IPO") and commenced operations. For approximately seven years, NYPF had been engaged in providing working capital financing to its customers through the discounted purchase of checks (commonly referred to as "Check Factoring"). Since May 3, 1997 the Company has provided check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. In September 1997 the Company commenced purchasing credit card sales slips on a discounted non-recourse basis. To date, the purchase of credit card sales slips ("Credit Card Sales Slips") has not been a material part of the Company's business. Upon the Closing of the IPO, the Company received net proceeds of approximately $7,200,000 in consideration for the issuance of 900,000 Units, each Unit consisting of three shares of the Company's Common Stock, par value $.001 per share (the "Common Stock") and six warrants, each warrant entitling the holder thereof to purchase one share of Common Stock at any time and from time to time through April 24, 2002 at an exercise price of $3.375 per share. Pursuant to the acquisition of substantially all of the assets of NYPF (the "NYPF Business Combination") in connection with the Closing, the Company delivered the remaining balance to close the NYPF Business Combination of $4,275,000 and issued a total of 125,000 shares of the Company's Common Stock to Gerald Nimberg, a former affiliate of NYPF and currently the Company's President in consideration for the business assets of NYPF.

         The information relating to NYPF herein is based solely upon information provided to the Company and its accountants by NYPF's management and accountants. From January 1992 until May 2, 1997, NYPF provided working capital financing to its customers through the discounted purchase of checks (commonly referred to as "check factoring"), generally on a non-recourse basis except to the extent of forged signatures on and stop payments of the purchased checks. NYPF's former customers, most of which are currently the Company's customers as a result of the NYPF Business Combination, are small- and medium-sized independent contracting firms located in the New York City metropolitan area and northern New Jersey area. Included among such customers are sewing contractors, wholesale distributors, independent trucking companies, printing companies, converters, healthcare providers, insurers and commercial real estate owners. The makers of the checks are manufacturers, construction firms and other businesses paying for goods or services purchased from customers.

         Occasionally, the Company purchases checks directly from the manufacturers, construction firms and other businesses themselves. The Company's customers, typical of garment industry contractors and other small-and medium-sized vendors generally, face extraordinary periodic short-term cash requirements. By factoring checks, customers can realize cash more quickly.

         INDUSTRY OVERVIEW. Factoring, including check factoring, has been a method of working capital financing in the United States for over 200 years. The factoring industry has undergone considerable consolidation over the past several years; as a result, the industry is characterized by a small number of very large factors operating nationally, with a multitude of small companies generally operating on a local or regional basis. Currently, however, the Company believes, based on an informal study by NYPF, that, including the Company, there are approximately 20 check factoring firms operating in the New York City "garment district," all within the same seven block area in which the Company's customers are located.

         OPERATING PROCEDURES. Management estimates that the Company typically purchases checks for between 98% and 99% of the face amount of the check, depending on the amount of the check, the historical volume of checks purchased by the Company, and formerly NYPF, from each customer, whether the checks are presented directly by the customer or through a broker, whether the checks actually have been presented to the Company at the time of the Company's payment to the customer, and whether those checks are post-dated. Management believes that the dollar amount of checks purchased before they are presented to the Company, and post-dated checks, is not material. The weighted average discounted purchase price is 98.9% of the face amount of the check. The difference between the face amount of the check and the Company's purchase price for the check is known as the "discount." The discount is negotiated on a case by case basis. The Company believes that its customers prefer the Company as opposed to more conventional financial institution financing as a source of funds because (i) the Company does not require complex credit agreements, credit evaluation of customers, guarantees or other credit enhancement, financial statements, collateral or a minimum borrowing base of receivables or inventory, all or some of which would typically be required by a financial institution prior to establishing an accounts receivable or asset based line of credit, and (ii) the Company provides liquidity virtually upon demand of its customers, in larger amounts daily than most financial institutions are able to supply. In an attempt to limit its exposure arising from a purchased check not being collectible, the Company's policy is rarely to purchase any check with a face amount in excess of $50,000.

         The Company's procedures include its entering into a Purchase and Sale Agreement with each customer, including a list of the current customers of the customer, stating the amount of the discount on checks to be purchased by the Company from the customer, and providing, among other things, that (i) the Company is not required to purchase any check having a face amount less than $2,500, or not made payable to the order of the customer, or drawn on an account of anyone other than a check maker approved by the Company, (ii) the customer is responsible for losses resulting from forged or unauthorized signatures of makers of checks or stop payments of checks, (iii) the customer represents to the Company that, among other things, it owns the checks to be sold, each check represents payment for merchandise or services actually delivered or performed for a customer of the customer in a business and not a consumer transaction, and each check is genuine and not subject to offsets or defenses. The Company generally requires presentation of identification by each representative of a customer seeking to sell a check to the Company. the customers can advise the Company of check amounts and their requested bill denominations so that cash envelopes are available when their representatives arrive at the Company's offices. The Company also offers a door-to-door armed guard delivery service upon the request of customers. Pursuant to banking resolutions and powers of attorney in favor of the Company provided by each customer, the Company endorses each purchased check beneath the endorsement of the customer before depositing it in the Company's bank account.

         SOURCES OF BUSINESS. During 1995 and 1996 and prior to the NYPF Business Combination, the management of NYPF estimates that NYPF obtained, as a percentage of its fee income (i) approximately 10% from sales representatives at a weighted average fee income of 1.0%, and (ii) approximately 25% from NYPF's independent contractor relationship with Ace Venture, Inc. ("Ace"), described below, operating from premises located at 499 Seventh Avenue, New York, New York (see "-- Commissioned Agent"). Prior to the NYPF Business Combination, NYPF had maintained a sales representation relationship with one of its ten representatives for more than three years.

         COMMISSIONED AGENT. NYPF entered into an agreement with Ace as of February 1, 1996, which the Company succeeded to in connection with the NYPF Business Combination on May 2, 1997. Under the terms of that agreement, Ace, which was otherwise unaffiliated with NYPF, was NYPF's (and later the Company's) exclusive agent to arrange check factoring with prospective customers predominantly owned by persons of Asian ancestry and operating businesses located in midtown Manhattan, New York in or near the "garment district" (the "Asian Market"), so long as Ace fulfilled all of its requirements under that agreement and maintained gross proceeds from the Asian Market of an average of $700,000 per week, and Ace was required to refer all check factoring business that Ace generated in the Asian Market, with no obligation of the Company either to accept any particular Ace customer as a customer or to accept any minimum aggregate check face amount of business referred to the Company through Ace. The Company generally was required under that agreement to supply Ace's daily cash funding requirement requested by Ace from the Company at least one week in advance. Under that agreement, the Company, as successor to NYPF, agreed to pay Ace a commission calculated as a percentage of the Company's fee income resulting from Ace's efforts.

         On September 30, 1997, the Company acquired Ace for a total purchase price of $480,000, plus closing costs of $9,500 paid by the Company, consisting of $100,000 cash and the delivery of two promissory notes in the aggregate principal amount of $230,000 and $150,000, respectively, subject to adjustment in the event certain sales are not generated as a result of the acquisition. As a result of the acquisition by the Company of Ace, Dong Hyun Kang, the former owner of Ace entered into an employment agreement with the Company providing for a base salary of $130,000 per year and a bonus conditioned on certain sales activities.

         COMPETITION. The Company competes in its check factoring business with firms that provide working capital financing to small- and medium-sized businesses. Those competing firms include banks, financial institutions, commercial finance companies and factoring companies, some of which may have substantially greater financial and other resources than the Company. The Company believes, based on an informal study by NYPF, that, including the Company, there are approximately 20 check factoring firms operating in the New York City "garment district," all within the same seven block area in which its customers are located. The Company also competes with other regional factoring companies that target clients similar to the clients of the Company, some of which have operated in the markets serviced by the Company for a longer period of time than the Company or NYPF. There can be no assurance that the Company can continue to compete successfully with its competitors.

         SECURITY. All Company employees work behind bullet-resistant plexiglass and steel partitions, and security measures for each office include safes, alarm systems and security cameras that are monitored by third parties, control over entry to cash processing areas, detection of entry through perimeter openings, walls and ceilings, checking all movement in and out of secured areas, wireless phones, security guards and telephone battery back-up.

         Since the Company's business requires it to maintain a significant supply of cash in its stores, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and to provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. Daily transportation of currency and checks is provided by Company owned armored carriers.

         EMPLOYEES. The Company's employees consist of its three executive officers, Irwin Zellermaier, Gerald Nimberg and David Bader, 20 additional full-time and six additional part-time employees. Messrs. Bader, Nimberg and Zellermaier devote their full business time to the Company's business.

         REGULATION. Under the Bank Secrecy Act and the Financial Recordkeeping and Currency and Foreign Transactions Reporting Act regulations of the U.S. Department of the Treasury, each financial institution, including check cashers such as the Company, must file a Currency Transaction Report ("CTR") for each deposit, withdrawal, exchange of currency, or other payment or transfer, by, through, or to the financial institution which involves a transaction in currency of more than $10,000. Any series of transactions within any calendar day that total more than $10,000, and that the Company has knowledge were effected by or on behalf of the same person, must also be reported. In addition, the Company is required to report any "suspicious or unusual activity" to its Bank Secrecy Act examiner and the Internal Revenue Service. The civil penalty imposed upon the Company and any director, officer or employee of NYPF willfully violating these requirements is not more than the greater of the amount (not to exceed $100,000) involved in the transaction (if any) or $25,000. Criminal penalties for intentional violations include fines of up to $500,000, and up to ten years imprisonment, or both.

         During a typical week, approximately 25 of the Company's transactions require the filing of a CTR. The Company believes its computerized daily transaction reports, its staff training and supervision and its diligence and persistence in obtaining from its customers the information required to be reported assist the Company in complying with these reporting requirements, but there can be no assurance that all information reported by the Company is accurate, complete, and in accordance with such statute and regulations.

         Although some states, including New York, have established limits on check-cashing fees, management believes that these limits are not applicable to its business and that, in any event, the Company's discount of the face amount of checks that it purchases is within these limits. The Company is subject to all local laws and ordinances relating to weapons carried by its security guards, messengers and other employees. There can be no assurance that the Company will not be materially adversely affected by legislation or regulations enacted in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

         From February 1995 through the Closing, the Company, pursuant to a month-to-month sublease agreement with Irwin Zellermaier, Chairman, Chief Executive Officer and a director of the Company, at no cost to the Company, maintained its executive offices in approximately 1,000 square feet of space located at 211 East 70th Street, New York, New York 10021. Upon the Closing, the Company terminated its operations at 211 East 70th Street. The Company is currently obligated under four separate noncancellable real property operating lease agreements with unaffiliated third parties through January 31, 2002, January 31, 2001, February 28, 2003 and August 31, 2000, respectively, for office space of approximately 500 square feet, 2,000 square feet, 600 square feet and 2,500 square feet, respectively, located at 201 Allen Street (on the lower east side of Manhattan), 499 Seventh Avenue, and 1430 Broadway (both in midtown Manhattan near the "garment district")and 370 Lexington Avenue, the Company's midtown Manhattan headquarters. The Company's annual rental obligation, in the aggregate, under these four leases is approximately $123,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation. The Company, as successor to NYPF, is engaged from time to time as plaintiff in litigation relating to collection of returned checks. Such litigation has not historically had any material effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants have been quoted on The Nasdaq SmallCap Market ("Nasdaq") since April 28, 1997 under the symbol "LOAN" and "LOANW". The following table sets forth the range of high and low closing sales prices of the Common Stock and Warrants as reported by Nasdaq.

                                                                        HIGH                           LOW
                                                                        ----                           ---
COMMON STOCK
1997
     April 28 - June 30.................................................$3.25                         $1.56
     Third Quarter......................................................$2.56                         $1.50
     Fourth Quarter.....................................................$2.53                         $1.50
1998
     First Quarter through March 18, 1998...............................$2.13                         $1.13
WARRANTS
1997
     April 28 - June 30.................................................$0.69                         $0.25
     Third Quarter......................................................$0.47                         $0.25
     Fourth Quarter.....................................................$0.50                         $0.22
1998
     First Quarter through March 18, 1998...............................$0.34                         $0.16



  The approximate number of holders of record of the Company's Common Stock, as of March 18, 1998, amounts to 19, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION OR PLAN OF OPERATION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

         Management of the Company does not believe that a discussion of the Company's results for prior comparative year periods would be meaningful because the Company's operations prior to the NYPF Business Combination were limited to administrative activities. Further, information provided below for the year ended December 31, 1997 reflects the Company's check factoring operations only from May 3, 1997 through December 31, 1997 (the "Operational Period") as well as the period from January 1, 1997 through May 2, 1997 when the Company's operations were limited to administrative activities (the "Administrative Period"). Comparative information for period prior to January 1, 1997 contained in the Consolidated Financial Statements, commencing at page F-1 reflect the Company's operations when they were limited to administrative activities.

         For the year ended December 31, 1997 (consisting solely of operations during the Operational Period), the Company derived fee income of approximately $2,413,000 from the purchase of checks and Credit Card Sales Slips. The face amount of checks purchased during the period ended December 31, 1997 (consisting solely of operations during the Operational Period) was approximately $220,000,000 and the face amount of Credit Card Sales Slips during the year ended December 31, 1997 was approximately $835,000.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the year ended December 31, 1997 was approximately $1,942,000, including approximately $1,893,000 of expenses incurred during the Operational Period. During the year ended December 31, 1997, selling, general and administrative expenses constituted approximately 82.05% of fee income.

         For the year ended December 31, 1997, interest expense was approximately $456,000, of which approximately $269,000 was incurred during the Operational Period.

         For the year ended December 31, 1997 the Company incurred non-cash expenses of approximately $221,000 consisting primarily of depreciation and amortization of the covenants not to compete and the good will related to the NYPF Business Combination and the acquisition of Ace, all of which was incurred during the Operational Period.

         The extraordinary item of approximately $154,000 $(.06 per share) relates to the prepayment penalty on the early extinguishment of notes retired (the "Extraordinary Item").

         Net loss for the year ended December 31, 1997 was approximately $(395,000) or approximately $(.16) per share and net loss for the year ended December 31, 1996 was approximately $(412,000) or a loss of approximately $(.23) per share. For the Operational Period, the Company generated a net loss of approximately $(159,000) or approximately $(.05) per share.

         Earnings before taxes, depreciation and amortization before the Extraordinary Item ("EBTDA") during the Operational Period was approximately $120,000 or approximately $.03 per the weighted average number of shares outstanding during the Operational Period. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

         The Company received the net proceeds from the IPO in May 1997. In addition to the use of the net proceeds and proceeds received from operations, the Company finances its operations principally through (i) short term working capital loans in the aggregate amount of up to $500,000, which amounts are typically repaid daily or every few days, provided by an unaffiliated entity, and (ii) a long term working capital loan in the aggregate amount of $2.6 million (the "Long Term Loan") provided by a general partnership (the "Affiliated General Partnership"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company (collectively, the "Working Capital Loans"). Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated General Partnership. Pursuant to the terms of the Long Term Loan, the Affiliated General Partnership has established a credit facility in favor of the Company in the aggregate principal amount of $2.6 million. The Company has the right to borrow from the Affiliated General Partnership an amount based upon funds derived from the purchase of checks by the Company. Borrowings under the Long Term Loan bear interest at the rate of 24% per annum. Interest only is payable monthly by the Company under the Long Term Loan on the outstanding principal amount borrowed. All accrued but unpaid interest as well as the principal amount owed under the Long Term Loan is due in February 2001. The Long Term Loan may be prepaid by the Company provided the Company pays to the Affiliated General Partnership at the time of such prepayment an additional amount as a prepayment premium equal to the sum of approximately $312,000. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's fixtures and equipment at the Company's leased premises located at 499 Seventh Avenue, 201 Allen Street, and 370 Lexington Avenue, New York , New York. As of December 31, 1997, the outstanding amount owed pursuant to the Working Capital Loans was approximately $2,550,000, approximately $2,300,000 of which is owed pursuant to the Long Term Loan.

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

         As of December 31, 1997 the Company had available cash and cash equivalents of approximately $1,794,000.

EFFECTS OF INFLATION

         The Company believes that the results of its operations could be materially impacted by inflation, including increases in interest rates generally, if inflation materially adversely affected the operations of the Company's customers and their customers, and if inflation materially increased the interest payments on the Company's working capital loans (e.g., if the Company entered into larger lines of credit in lieu of its maintaining some of the current bank deposits against which it negotiates checks purchased by it).

YEAR 2000 COMPLIANCE

         The Commission has issued Staff Legal Bulletin No.5 (CF/IM) stating that public operating companies should consider whether they will suffer any anticipated costs, problems or uncertainties as a result of the "Year 2000" issue, which affects existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its contemplated business or operations. Additionally, the Company intends that any computer systems that it will purchase or lease will have already addressed the "Year 2000" issue.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Annual Report on Form 10-KSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB and the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(a) of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 5, 1997, the Company dismissed Coopers & Lybrand LLP ("Coopers & Lybrand") as the Company's independent auditors and retained Cornick, Garber & Sandler, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997. The Company's decision to retain Cornick, Garber & Sandler, LLP was approved by the Company's Board of Directors and the Company's Audit Committee. In connection with the services rendered by Coopers & Lybrand, the Company reported that for the fiscal years ended December 31, 1995, December 31, 1996 and for the subsequent interim periods there were no disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Coopers & Lybrand, would have caused Coopers & Lybrand to make reference to the subject matter of the disagreement. Further, the Company believes there are no reportable events as defined by Item 304(a)(1)(iv)(B) of Regulation S-B.

         Coopers & Lybrand's reports on the Company's financial statements for the years ended December 31, 1996 and 1995 contained an explanatory paragraph to the effect that the Company's ability to commence operations was dependent on the Company obtaining adequate financial resources through a contemplated public offering, or otherwise, which raised substantial doubts about its ability to continue as a going concern.

         A copy of Coopers & Lybrand's letter addressed to the U.S. Securities and Exchange Commission was filed as an exhibit to the Company's Form 8-K filed with the Commission on September 11, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A.    IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         The current directors and executive officers of the Company are as follows:

         NAME                                AGE          TITLE
         ----                                ---          -----
         Irwin Zellermaier(1)                73           Chairman, Chief Executive Officer, Director
         Gerald Nimberg                      54           President, Chief Operating Officer, Director
         David Bader                         54           Vice President, Secretary, Treasurer, Chief Financial
                                                          Officer, Director
         Vincent J. Putignano(1)(2)          52           Director
         Brien G. Reidy(1)(2)                46           Director

-------------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

         IRWIN ZELLERMAIER, Chairman and Chief Executive Officer and Director of the Company since February 1995, and President of the Company from February 1995 until May 2, 1997, has been engaged in investment banking and management consulting as a sole proprietorship for more than five years. Since January 1, 1990, he has been associated as an independent contractor with Eagle Funding, a mortgage broker with respect to commercial properties.

         GERALD NIMBERG, President and Chief Operating Officer and Director of the Company since May 2, 1997, and Vice President and Chief Operating Officer of NYPF since May 1993 until the Closing. From May 1992 until May 1993, he was Regional Manager of Exchange Mortgage, Inc., a residential mortgage lending firm, and from May 1991 until May 1992, he was Regional Manager of Gelt Funding, also a residential mortgage lending firm. Previously, he was a manager of various divisions of Sun Oil.

         DAVID BADER, Vice President, Secretary, Treasurer and Chief Financial Officer and Director of the Company since April 1996, had been engaged in financial and management consulting through Riz Business Consultants since 1988.

         VINCENT J. PUTIGNANO, Director of the Company since July 1996, has operated a securities brokerage and investment banking and consulting business in New York State since 1978. Before March 1991, he was President and Chief Executive Officer of United States Business Products, Inc., a business equipment firm. Since March 1991, he has engaged in sales administration and consulting with Minor & Casey, a commercial real estate firm.

         BRIEN G. REIDY, Director of the Company since July 1996, has been engaged in financial consulting and public relations in California and New York since 1987.

         Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is appointed to serve until the next annual meeting of the Board of Directors and until his successor has been appointed and qualified.

         CONFLICTS OF INTEREST

         None.

B.       SIGNIFICANT EMPLOYEES.

         None.

C.       FAMILY RELATIONSHIPS.

         None.

D.       OTHER:  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

E.       COMPLIANCE WITH SECTION 16(A).

         To the Company's knowledge, for the fiscal year ended December 31, 1997, and for the period ended March 20, 1998, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act other than one late filed Form 4 filed by Gerald Nimberg, the Company's President and Chief Operating Officer regarding an August 1997 gift of 10,000 shares by Mr. Nimberg to his adult brother.

ITEM 10. EXECUTIVE COMPENSATION

A.       DIRECTORS AND OFFICERS

DIRECTOR COMPENSATION

         The arrangement for director compensation is $150 for each meeting of the Board of Directors of the Company. Since the Company has no had no formal Board meetings, no amounts have been paid to directors for attendance at meetings.

EXECUTIVE OFFICER COMPENSATION

         Other than Mr. Zellermaier, who received total compensation of $132,764 in 1997, no officer or director employed by the Company received salary and bonus exceeding in the aggregate $100,000 in the fiscal year 1997, 1996 or 1995. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Zellermaier. No other person employed by the Company earned in excess of $100,000 during the fiscal years ended December 31, 1997, 1996 and 1995.


                                            SUMMARY COMPENSATION TABLE
                                                                                                         Long Term
                                               ANNUAL COMPENSATION                                  COMPENSATION AWARDS
                                               --------------------                                 -------------------
                                                                                                Securities
                                                                                                Underlying       All Other
                                                                             Other Annual       Options/         Compensation ($)
Name and Principal Position                Year     Salary($)    Bonus($)    Compensation ($)   SARs (#)
Irwin Zellermaier, Chairman, Chief         1997     101,298            --     31,466(1)         75,000/0               0
Executive Officer and Director of the
Company since February 1995.               1996        --              --         --                                  --
President from February 1995 until May
1997.

--------------------------------------------------------------------------------

-------------------------

(1) Represents payments made for Mr. Zellermaier's and his dependent's medical insurance, Mr. Zellermaier's automobile expense allowance and insurance covering Mr. Zellermaier's life, the beneficiary of which is not the Company.

         The following table sets forth information concerning stock option grants made during 1997 to the executive officers of the Company.

                                      STOCK OPTION GRANTS IN FISCAL YEAR 1997

                                                    Percent of
                          Number of Securities  Total Options Granted                         Exercise
                               Underlying         to Employees in         Market Price on        or
           Name            Options Granted(1)       Fiscal Year           Date Of Grant(2)   Base Price   Expiration Date
          ------           ------------------       -----------           ----------------   ----------   ---------------
Irwin Zellermaier                75,000                39.5%                   $2.125          $2.125     November 3, 2000

Gerald Nimberg                   65,000                34.2%                   $2.125          $2.125     November 3, 2000

David Bader                      50,000                26.3%                   $2.125          $2.125     November 3, 2000

TOTAL                            190,000                100%

---------------------
1) All  options are non-qualified options.
2) Based on the closing sales price of the Common Stock on November 4, 1997.

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1997 held by the executive officers. None of these executives exercised any options during the year ended December 31, 1997.

                   STOCK OPTION EXERCISES IN FISCAL YEAR 1997
                        AND FISCAL YEAR END OPTION VALUES

                                                                                                    Value of Unexercised
                                                                       Number of Unexercised        In-the-money Options
                              Shares Acquired                            Options at FY-end                at FY-end
Name                          on Exercise (#)    Value Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
----                          ---------------    ------------------   -------------------------   -------------------------
Irwin Zellermaier                   --                   --                  75,000 / 0                   $0 / $0

Gerald Nimberg                      --                   --                  65,000 / 0                   $0 / $0

David Bader                         --                   --                  50,000 / 0                   $0 / $0

TOTAL                                                                       190,000 / 0                   $0 / $0


B. EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

                  In June 1996, Irwin Zellermaier entered into a ten-year employment agreement with the Company, effective immediately. Under the terms of that agreement, Mr. Zellermaier serves as the Chairman and Chief Executive Officer of the Company and receives an annual base salary of $160,000 per annum. The employment agreement with Mr. Zellermaier further provides that Mr. Zellermaier shall receive bonuses and such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $1,500 per month, the aggregate value of which is estimated at approximately $20,800 per annum. Further pursuant to the terms of his employment agreement, Mr. Zellermaier has agreed not to compete with the Company during the term of his employment with the Company and for a three-year period thereafter.

         David Bader serves as the Vice President and Chief Financial Officer of the Company pursuant to the terms of a ten-year employment agreement which terminates in June 2006. Pursuant to the agreement, Mr. Bader is entitled to receive an annual base salary of $85,000 per annum, effective as of May 2, 1997. The employment agreement with Mr. Bader further provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage and an automobile expense allowance of $150 per month, the aggregate value of which is estimated at approximately $7,240 per annum. Further pursuant to the terms of his employment agreement, Mr. Bader has agreed not to compete with the Company during the term of his employment with the Company and for a three-year period thereafter.

         Effective May 2, 1997, the date of the closing of the Company's initial public offering of securities (the "Closing"), Gerald Nimberg and the Company entered into a ten-year employment agreement which will terminate on May 2, 2007, pursuant to which Mr. Nimberg is to serve as the President and Chief Operating Officer of the Company. The employment agreement with Mr. Nimberg provides that Mr. Nimberg shall receive an annual base salary of $120,000 per annum, commencing on May 2, 1997, with annual adjustments for increases in the Consumer Price Index. The employment agreement with Mr. Nimberg further provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage, the aggregate value of which is estimated at approximately $5,440 per annum. Pursuant to the employment agreement with Mr. Nimberg, on the date of the Closing, the Company became obligated to loan to Mr. Nimberg the sum of $250,000, $50,000 of which has been loaned to date, which sum, with simple interest calculated on the basis of the annual rate of 24%, is to be repaid by Mr. Nimberg to the Company through payroll deductions over a period of time no longer than ten years, interest only being payable during the first two years. Further pursuant to the terms of his employment agreement, Mr. Nimberg has agreed not to compete with the Company during the term of his employment with the Company and for a three-year period thereafter.

         The agreement with each of Messrs. Zellermaier, Bader and Nimberg provides that, if his employment is terminated by the Company for cause (as defined in the agreement) or by voluntary unilateral decision by the employee without cause, then the employee is entitled to his base salary under the agreement earned, accrued vacation, and reimbursements of expenses, through the date of termination. In addition, the agreement with each of Messrs. Zellermaier and Bader provides that, if his employment is otherwise terminated, the employee is entitled to receive, in one lump sum payment, the employee's total compensation (base salary plus bonus) paid by the Company to the employee for the six months prior to termination and all applicable allowances and reimbursements to the date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 18, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; and (iii) all officers and directors as a group:

                              BENEFICIAL OWNERSHIP

                                                      SHARES OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)(2)              PERCENT OWNED
------------------------------------                 ------------------------              -------------
Irwin Zellermaier
211 East 70th Street
New York, NY 10021                                              455,000  (3)                   13.0%

Victoria Kleinmunz(4)
17 Bayowski Road
West Orange, NJ 07052                                           150,000  (4)                    4.4%

Gerald Nimberg
1009 Owl Place
Cherry Hill, NJ 08003                                           180,000  (5)(9)                 5.4%

David Bader
38 Milton Road
Babylon, NY 11702                                                80,000  (6)                    2.3%

Vincent J. Putignano
907 Palmer Avenue
Mamaroneck, NY 10543                                             10,000  (7)                     .3%

Brien G. Reidy
Seven Miller Lane West
East Hampton, NY 11937                                           10,000  (8)                     .3%


ALL OFFICERS AND DIRECTORS AS A GROUP(5)                        745,000                        20.4%

--------------------
(1) As used herein, "beneficial ownership" means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to dispose, or direct the disposition, of a security. Except as otherwise indicated, all persons named herein and therein have (i) sole voting power and investment power with respect to their shares of the Company's Common Stock, except to the extent that authority is shared by spouses under applicable law; and (ii) record and beneficial ownership with respect to their shares of the Company's Common Stock. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange

     Act of 1934, as amended, (the "Exchange Act"); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission a person is deemed to be a "beneficial owner"of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Shares of Common Stock subject to options to be held by persons listed in the table that are exercisable within 60 days of the closing of the Merger are deemed beneficially owned by such person and outstanding for the purposes of computing such person's beneficial ownership and to the extent held by officers and directors listed in the table, the beneficial ownership of all directors and executive officers beneficial ownership as a group.
(2) Assumes no exercise of the 5,400,000 Common Stock Purchase Warrants currently outstanding.
(3) Includes 75,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Zellermaier.
(4) Represents shares held by D.P. Morton & Associates, L.L.C., a private entity investing for its own account, of which Victoria Kleinmunz is the owner of 98% of the outstanding shares of common stock and the sole director.
(5) Includes 65,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Nimberg.
(6) Includes 50,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Bader.
(7) Includes 10,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Putignano.
(8) Includes 10,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Reidy.
(9) Does not include 1,500 shares or 3,000 Warrants owned by Ann Nimberg, Gerald Nimberg's wife, over which Gerald Nimberg disclaims beneficial ownership. Does not include 10,000 shares owned by Richard Nimberg, Gerald Nimberg's adult brother, over which Gerald Nimberg disclaims beneficial ownership.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to the employment agreement between Gerald Nimberg and the Company, at the Closing, the Company became obligated to loan to Mr. Nimberg the sum of $250,000, $50,000 of which has been loaned to date (the "Closing Loan") which sum, with simple interest calculated on the basis of the annual rate of 24% is to be repaid by Mr. Nimberg to the Company through payroll deductions over a period of time no longer than ten years, interest only being payable during the first two years. Mr. Nimberg is current with respect to his repayment obligations under the Closing Loan. Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated General Partnership. Pursuant to the terms of the Long Term Loan, the Affiliated General Partnership has established a credit facility in favor of the Company in the aggregate principal amount of $2.6 million. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." For the fiscal year ended December 31, 1997, there were no other material transactions between the Company and any of its officers and/or directors which involved $60,000 or more.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         1.       Financial Statements

                  Report of Independent Certified Public Accountants Consolidated Balance Sheet dated as December 31, 1997 Consolidated Statements of Operations for the Years Ended December 31, 1997 and 1996, Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997 and 1996 Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996 and Notes to Consolidated Financial Statements

         2.       Exhibits:

                   See Exhibit Index. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

         1. Current Report on Form 8-K dated September 30, 1997 regarding the acquisition of Ace Venture, Inc.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GENERAL CREDIT CORPORATION




Date: March 24, 1998             By: /s/ Irwin Zellermaier
                                    -------------------------------------------
                                     Irwin Zellermaier, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                         DATE
---------                                  -----                                         ----
/s/ Irwin Zellermaier                      Chairman, Chief Executive                     March 24, 1998
---------------------------------          Officer, Director
Irwin Zellermaier

/s/ Gerald Nimberg                         President, Chief Operating                    March 24, 1998
--------------------------------           Officer, Director
Gerald Nimberg

/s/ David Bader                            Vice President, Secretary,                    March 24, 1998
-----------------------------------        Treasurer, Chief Financial Officer,
David Bader                                Chief Accounting Officer, Director


/s/ Vincent J.  Putignano                  Director                                      March, 24 1998
-------------------------------
Vincent J. Putignano

/s/ Brien G.  Reidy                        Director                                      March 24, 1998
----------------------------------
Brien G. Reidy

                                  EXHIBIT INDEX

Exhibit
Number       Exhibit Description
------       -------------------

2.1*         Amended and Restated Asset Purchase Agreement dated as of February
             19, 1996 among New York Payroll Factors, Inc., Gerald Schultz,
             Gerald Nimberg, and the Company.
2.2*         Amendment to Amended and Restated Asset Purchase Agreement dated as of September 6, 1996 among New York Payroll Factors, Inc. and the
             Company.
2.3*         Second Amendment to Amended and Restated Asset Purchase Agreement
             dated as of January 30, 1997 among New York Payroll Factors, Inc.
             and the Company.
2.4(2)       Contract for Sale of Business between the Company and Ace dated
             September 30, 1997 3.1* Certificate of Incorporation of the
             Company.
3.2*         Certificate of Amendment of Certificate of Incorporation of the
             Company.
3.3*         Amended and Restated By Laws of the Company.
10.1*(1)     Employment Agreement dated as of June 1, 1996 between the Company and Irwin Zellermaier.
10.2*(1)     Employment Agreement dated as of June 1, 1996 between the Company and David Bader.
10.3*        Lease Agreement dated January 13, 1992 between 201 Allen Street
             Associates, as Landlord, and Mersa Corp., as Tenant.
10.4*        Lease Agreement dated as of January 31, 1996 between Benjamin P.
             Feldman as Receiver for 491-499 Seventh Avenue, as Owner, and G.S.
             Capital Corp., as Tenant.
10.5*        Lease Agreement dated as of May 4, 1995 between Millinery
             Syndicate, Inc., as Owner, and Meryka, Inc., as Tenant.
10.6*        Agreement dated as of February 1, 1996 between New York Payroll
             Factors, Inc. and Ace Venture, Inc.
10.7*        Promissory note and option grant agreement dated February 7, 1996 made by the Company to David A. Viets.
10.8*        Promissory note and option grant agreement dated February 7, 1996 made by the Company to M. S. Chen.
10.9*        Promissory note and option grant agreement dated February 19, 1996 made by the Company to Dr. Isreal Kazew.
10.10*       Promissory note and option grant agreement dated February 22, 1996 made by the Company to John G. Watson.
10.11*       Promissory note and option grant agreement dated February 29, 1996 made by the Company to Dominic Ricci.
10.12*       Promissory note and option grant agreement dated March 4, 1996 made by the Registrant to Anthony Fazio.
10.13*       Promissory note and option grant agreement dated April 2, 1996 made by the Registrant to Regis Ferguson.
10.14*       Promissory note and option grant agreement dated May 14, 1996 made by the Registrant to Christopher J. Wetzel.
10.15*       Form of Agreement regarding Restriction on Transferability of
             Shares.
10.16*(1)    Form of Employment Agreement between the Company and Gerald
             Nimberg.
10.17*       Promissory note and option grant agreement dated April 23, 1996 made by the Registrant to Yung I. Park, M.D.
10.18*       Promissory Note dated September 23, 1996 made by the Company to
             Walter G. Romano, Jr.
10.19*       Promissory Note dated September 30, 1996 made by the Company to
             Nick Balson.
10.20*       Promissory Note dated February 28, 1997 made by the Company to
             Ronald M. Stein.
10.21*       Promissory Note dated February 28, 1997 made by the Company to
             Robert Stein.
10.22*       Promissory Note dated February 28, 1997 made by the Company to Eric
             Stein.
10.23*       Promissory Note dated February 28, 1997 made by the Company to
             Kinserd Limited Partnership.
10.24*       Promissory Note dated February 28, 1997 made by the Company to S.J.
             Workman.
10.25*       Promissory Note dated February 28, 1997 made by the Company to Dan
             Cohen.
10.26*       Promissory Note dated February 28, 1997 made by the Company to
             Jeffrey D. Greenhawt.
10.27*       Promissory Note dated February 28, 1997 made by the Company to Jack
             S. Greenman.
10.28*       Promissory Note dated February 28, 1997 made by the Company to
             Thomas Zotos.
10.29*       Promissory Note dated February 28, 1997 made by the Company to
             Reynaldo Martinez.
10.30*       Redemption Agreement dated as of February 15, 1997 by and among the
             Registrant, Irwin Zellermaier,


             David Bader and D.P. Morton & Associates LLC.
10.31*       Common Stock Redemption Agreement dated as of December 30, 1996 by and among the Company, JMB Holding Inc. and Wall Street Equities,
             Inc.
10.32*       Extension of Lease dated as of January 17, 1997 between Allen
             House, Inc., as agent for Landlord and Mersa Corp., as Tenant.
10.33(2)     Promissory Note made by the Company to Dong Hyun Kang dated
             September 30, 1997 in the principal amount of $230,000.00
10.34(2)     Promissory Note made by the Company to Sue Yi dated September
             30,1997 in the principal amount of $150,000.00.
10.35        Reserved.
10.36(3)     Lease Agreement dated April 30, 1997 between 370 Lex, L.L.C., as
             Landlord, and Carly Holdings, Inc., as Tenant.
10.37(3)     Lease Agreement dated December 31, 1997 between Realties 1430, as
             Landlord, and Carly Holdings, Inc., as Tenant.
10.38(1)(3)  Amendment No. 1 to Employment Contract between the Company and
             David Bader (1)
10.39(3)     Loan Agreement dated February 10, 1998 between the Company and
             Links Court #1 Associates in the principal amount of $2,600,000.00.
10.40(3)     Promissory Note made by the Company to Links Court #1 Associates dated February 10, 1998 in the principal amount of $2,600,000.00.
21.1(3)      Subsidiaries of Registrant.
27.1         Financial Data Schedule for the Company as of and for the Year
             Ended December 31, 1997.

---------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective on April 25, 1997 by the Securities and Exchange Commission, SEC File NO. 333-09831.
(1)          Contracts with executive officers.
(2) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on October 10, 1997.
(3)          Filed herewith.

                              FINANCIAL STATEMENTS

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                          INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS
GENERAL CREDIT CORPORATION

                  We have audited the accompanying consolidated balance sheet of GENERAL CREDIT CORPORATION AND SUBSIDIARIES as at December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Credit Corporation and Subsidiaries as at December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          /s/ Cornick, Garber & Sandler, LLP
                                          ----------------------------------
                                          CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
MARCH 25, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
General Credit Corporation:

We have audited the accompanying statements of operations, shareholders' deficiency, and cash flows of General Credit Corporation for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the statements of operations, shareholders' deficiency, and cash flows provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, shareholder's deficiency, and cash flows of General Credit Corporation for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to commence operations is dependent on obtaining adequate financial resources through a contemplated public offering, or otherwise, which raises substantial doubts about its ability to continue as a going concern. If unsuccessful, the Company may be unable to continue in its present form. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                          /s/ COOPERS & LYBRAND, LLP


Melville, New York
March 14, 1997

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS AT DECEMBER 31, 1997

                                                ASSETS

Current assets:
    Cash and cash equivalents ........................................................    $ 1,794,338
    Restricted cash (Notes 2 and 7) ..................................................      2,300,000
    Receivables from customers and agents (Note 8 ) ....................  $    731,728
    Less allowance for doubtful accounts ...............................        40,000        691,728
                                                                          ------------
    Prepaid expenses and other current assets ........................................         69,308
                                                                                          -----------

           Total current asserts .....................................................      4,855,374

Fixed assets, at cost, less accumulated depreciation
    and amortization (Notes 3 and 7) .................................................        171,903
Notes receivable from officer (Note 5) ...............................................         50,000
Goodwill and other intangibles, net (Note 2) .........................................      5,103,017
Other assets .........................................................................         80,018
                                                                                          -----------

           Total .....................................................................    $10,260,312
                                                                                          ===========

                                              LIABILITIES

Current liabilities:
    Notes payable (Note 7) ...........................................................    $   299,483
    Accounts payable and accrued expenses ............................................        400,588
                                                                                          -----------

           Total current liabilities .................................................        700,071

Long-term portion of notes payable ...................................................      2,622,738

Commitments and contingencies (Notes 5 and 11)

                                         SHAREHOLDERS' EQUITY

Shareholders' equity:
    Common shares, $.001 par value, 20,000,000 shares
       authorized, 3,435,000 shares issued and outstanding .............$        3,435
    Additional paid-in capital .........................................     7,742,093
    Deficit ............................................................       808,025)     6,937,503
                                                                        --------------    -----------


           Total ....................................................................     $10,260,312
                                                                                          ===========

    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------

Fee income, net .................................   $ 2,412,672    $        --
                                                    -----------    -----------

Selling, general and administrative expenses ....     1,976,743        103,325

Depreciation and amortization ...................       220,886            871
                                                    -----------   ------------
                                                      2,197,629       (104,196)
                                                    -----------    -----------

           Income (loss) from operations ........       215,043       (104,196)

Other income (expenses):
    Interest expense, net .......................       456,013        108,296
    Forfeiture of deposit on acquisition (Note 4)            --        200,000
                                                    -----------    -----------

           Loss before extraordinary item .......      (240,970)      (412,492)

Extraordinary item - early extinguishment
    of debt (Note 7) ............................      (154,150)            --
                                                    -----------    -----------

           Net loss .............................   $  (395,120)   $  (412,492)
                                                    ===========    ===========

Loss per share:
    Loss before extraordinary item ..............   $      (.10)   $      (.23)
    Extraordinary item ..........................          (.06)            --
                                                    -----------    -----------

           Net loss .............................   $      (.16)   $      (.23)
                                                    ===========    ===========
Weighted average number of common
    shares outstanding (Note 2) .................     2,474,041      1,758,000
                                                    ===========    ===========









    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                                 Total
                                                                                                              Shareholders'
                                                                 Additional                     Deferred         Equity
                                           COMMON STOCK            Paid-in                      Offering        (Capital
                                       SHARES       AMOUNT         CAPITAL        DEFICIT         COSTS       DEFICIENCY)
                                     ---------    -----------    -----------    -----------    ------------   ------------

Balance, January 1, 1996 .......     1,758,000    $     1,758    $       196    $      (413)   $    (5,000)   $    (3,459)

Options issued in connection
    with bridge financing
    (Note 7) ...................                                      10,980                                       10,980

Payments for offering costs ....                                                                  (378,462)      (378,462)

Net loss for the year ended
    December 31, 1996 ..........                                                   (412,492)                     (412,492)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1996 .....     1,758,000          1,758         11,176       (412,905)      (383,462)      (783,433)

Redemption of common
    shares (Note 9) ............    (1,198,000)        (1,198)                                                     (1,198)

Units issued in public offering,
    net of costs (Note 9) ......     2,700,000          2,700      7,156,567                       383,462      7,542,729

Shares issued in connection
    with acquisition (Note 4) ..       125,000            125        385,250                                      385,375

Shares issued in connection
    with the prepayment of
    debt (Note 7) ..............        50,000             50        154,100                                      154,150

Options issued to consultants
    (Note 9) ...................                                      35,000                                       35,000

Net loss for the year ended
    December 31, 1997 ..........                                                   (395,120)                     (395,120)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1997 .....     3,435,000    $     3,435    $ 7,742,093    $  (808,025)   $        --    $ 6,937,503
                                   ===========    ===========    ===========    ===========    ===========    ===========

The above amounts have been restated to give retroactive effect to the plan of recapitalization (see Note 1).

    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                       1997          1996
                                                                                 -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
    Net loss                                                                     $  (395,120)   $  (412,492)
    Adjustment to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization ......................................       220,886         70,351
          Issuance of stock options ..........................................        35,000         10,980
          Issuance of common stock relating to prepayment of debt ............       154,150             --
          Bad debt expense ...................................................        40,000             --
          Change in assets and liabilities, net of effects of
          acquisition of businesses:
             Receivables from customers and agents ...........................      (731,728)            --
             Prepaid expenses ................................................       (69,308)            --
             Other assets ....................................................       (72,296)        (5,425)
             Accounts payable and accrued expenses ...........................       129,743        270,845
                                                                                 -----------    -----------

               Net cash used for operating activities ........................      (688,673)       (65,741)
                                                                                 -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets .................................................      (123,891)            --
    Payment for purchases of businesses ......................................    (4,609,500)            --
    Loans to officer .........................................................       (50,000)
                                                                                 -----------    -----------

               Net cash used for investing activities ........................    (4,783,391)            --
                                                                                 -----------    -----------

Cash flows from financing activities:
    Borrowings under long-term and short-term debt ...........................     2,550,000             --
    Repayments of long-term and short-term debt ..............................        (7,779)            --
    Borrowings under bridge financing ........................................       366,390        518,000
    Repayments of bridge financing ...........................................      (884,390)
    Net proceeds from issuance of units in public offering (less
       offering costs paid of $557,271 in 1997 and $378,462 in 1996) .........     7,542,729       (378,462)
    Redemption of common stock ...............................................        (1,198)            --
    Debt issue costs..........................................................            --        (68,480)
    Repayment of loan payable to officer and shareholder .....................            --         (7,150)
    Cash restricted for debt payments ........................................    (2,300,000)            --
                                                                                 -----------    -----------

               Net cash provided by financing activities .....................     7,265,752         63,908
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents .........................     1,793,688         (1,833)

Cash and cash equivalents, beginning of year .................................           650          2,483
                                                                                 -----------    -----------

Cash and cash equivalents, end of year .......................................   $ 1,794,338    $       650
                                                                                 ===========    ===========

(Continued)

     The accompanying notes are an integral part of the financial statements

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                          1997              1996
                                                                                       ---------        --------

Supplemental information:
    Interest paid during the year....................................................  $ 427,338        $     --
                                                                                       ---------        --------
    Income taxes paid during the year ...............................................  $      --        $     --
                                                                                       ---------        --------

Supplemental schedule of noncash investing and financing
    activities:
       Common stock issued in connection with
          acquisition of business ...................................................  $ 385,375
                                                                                       ---------
       Common stock issued in connection with
          prepayment of debt ........................................................  $ 154,150
                                                                                       ---------
       Notes issued in connection with acquisition
          of business ...............................................................  $ 380,000
                                                                                       ---------

























     The accompanying notes are an integral part of the financial statements

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

         General Credit Corporation (the "Company"), was incorporated in February 1995, for the purposes of seeking out business opportunities, including acquisitions. On May 2, 1997, the Company emerged from the development stage by acquiring the operations of New York Payroll Factors, Inc. ("NYPF") (see Notes 2 and 4). Prior to May 2, 1997, the Company's activities were limited to administrative activities.

         Under its original certificate of incorporation, the Company was authorized to issue 200 shares of its no par value common stock. Pursuant to a plan of recapitalization, effective April 24, 1996, the Company increased the number of authorized shares to 20,000,000 shares with a $.001 per share par value and effected a 8,790 for one stock split in the form of a stock dividend to shareholders of record. The accompanying financial statements have been retroactively adjusted to reflect the foregoing recapitalization.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND OPERATIONS

         The consolidated financial statements include the accounts of General Credit Corporation and its subsidiaries, all of which are wholly-owned. The Company is engaged in providing working capital financing to its customers through the discounted purchase of checks made payable to the Company's customers and, to a lesser extent, the discounted purchase of credit card sales slips. Gross proceeds from the purchase of these checks and credit card sales slips, since the acquisition of NYPF on May 2, 1997, are estimated to be approximately $220 million in checks and $835,000 in credit card slips. The Company's customers comprise numerous small and medium sized labor intensive garment contracting firms located in the New York metropolitan area and other northern New Jersey areas. Revenues, which are comprised of the discounted portion of checks and credit card sales slips purchased, are recognized when payment is made.

      FIXED ASSETS

         Fixed assets are recorded at cost. Expenditures for additions and betterments are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (vehicles, 3 years, equipment, furniture and fixtures, 7 years). Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INTANGIBLE ASSETS

         The net assets of businesses acquired are recorded at their fair value at the acquisition date and any excess of acquisition costs over the value of identifiable net assets acquired is recorded as goodwill which is being amortized on a straight-line basis over twenty years. At December 31, 1997, goodwill was $4,577,351, net of accumulated amortization of $152,340 for the period from May 2, 1997 to December 31, 1997.

         Amounts paid for covenants not-to-compete are stated at cost and are amortized using the straight-line method over the non-compete period of five years. At December 31, 1997, covenants not-to-compete were $525,666, net of accumulated amortization of $56,334.

         The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscontinued projected net cash flows for each related business. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1997.

       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments, purchased with original maturities of three months or less, to be cash equivalents. At December 31, 1997, the Company had $2,300,000 in restricted cash invested in short-term, highly liquid investments. These investments collateralize a portion of the Company's indebtedness (see Note 7).

       CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and cash deposits. Cash balances are held principally at one financial institution and may, at times, exceed FDIC insured amounts.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       CONCENTRATION OF CREDIT RISK (CONTINUED)

         The Company believes the concentration of credit risk with respect to receivables from customers is limited due to the large number of customers comprising the Company's customer base and the fact that no single customer represents more than 5% of the total. The Company performs ongoing informal background and financial evaluations of its customers and does not require collateral. The Company's agency agreements (see Note 8), have generated approximately 21.2% of its fee income in 1997. The loss of these arrangements could have a significant impact on the Company's financial position and results of operations.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents and receivables are reflected in the accompanying balance sheets at amounts considered by management to reasonably approximate fair value. It is not practicable to assess the fair value of the Company's 10%, 22% and 24% notes payable (see Note 7) because management believes such debt is not readily marketable due to the nature of its incurrence and the Company's lack of operating history prior to 1997.

       USES OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ those estimates.

       LOSS PER SHARE

         Loss per share has been computed by dividing net losses by the weighted average number of common shares outstanding. The effect of outstanding stock options and warrants are not included as they would be anti-dilutive.

         Retroactive restatement has been made to all share and per share amounts for the recapitalization discussed in Note 1.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

3.     FIXED ASSETS

         Fixed assets consist of the following at December 31, 1997:

         Furniture, fixtures and office equipment ............   $   158,519
         Vehicles ............................................        23,371
                                                                 -----------

              Total ..........................................       181,890

         Less accumulated depreciation and amortization ......        (9,987)
                                                                 -----------

              Net ............................................   $   171,903
                                                                 ===========

         Depreciation expense for the year ended December 31, 1997 was $9,987. There was no depreciation expense for the year ended December 31, 1996.


4.     ACQUISITIONS

       NYPF

         In 1996, the Company entered into a definitive agreement to acquire NYPF and made non-refundable payments of $200,000. Since the acquisition did not close by November 15, 1996, the closing date stipulated in the original agreement, the deposit of $200,000 was expensed to operations during fiscal 1996. On January 13, 1997, the Company and NYPF entered into a new agreement to acquire NYPF for $4,500,000 in cash and 125,000 shares of common stock. The acquisition of NYPF was closed in May 1997 upon the conclusion of the public offering (Note 9). The value assigned to the shares issued was $3.083 a share, which equals their value in the public offering. This acquisition was treated as a purchase for accounting purposes and the operations of NYPF have been included in the consolidated statement of operations from May 2, 1997. The Company recorded goodwill of $4,497,691 and a covenant not-to-compete of $350,000 relating to the NYPF acquisition.

       ACE VENTURE, INC. ("ACE")

         On September 30, 1997 the Company acquired the operations of Ace (an exclusive sales agent of the Company) for $489,500 (which Includes legal costs of $9,500). The purchase price was paid for by the Company by its issuance of notes totalling $380,000 and cash of $109,500. The notes bear interest at 10% a year and are payable in equal monthly installments of $7,040 for principal and interest over 72 months to October 2003. This acquisition was treated as a purchase for accounting purposes and the operations of Ace have been included in the consolidated statement of operations from October 1, 1997. The Company recorded goodwill of $232,000 and a covenant not-to-compete of $232,000 relating to the Ace acquisition.

         In addition, the Company entered into a ten year employment agreement with the president of Ace at a base annual salary of $130,000, plus bonuses, if certain sales volume is achieved. The base salary increases each year by 5% or the increase in the consumer price index, whichever is greater.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

4.     ACQUISITIONS (CONTINUED)

         The following unaudited pro forma results of operations assume each of these acquisitions occurred as of January 1, 1996:


                                                     DECEMBER 31,
                                                ------------------------
                                                   1997         1996
                                                ----------    ----------

           Net revenue ........................ $3,500,387    $2,605,549
           Net income .........................    264,342       298,180
           Earnings per share (diluted) .......        .10           .12


           The information utilized above for NYPF is based upon its audited financial statements for the year ended December 31, 1996 and unaudited financial information for the period from January 1, 1997 to May 1, 1997. The information for Ace is based upon unaudited information for the period commencing March 1, 1996 (inception) through December 31, 1996 and for the period from January 1, 1997 to September 30, 1997. Pro forma per share amounts are based on pro forma net income divided by the sum of average shares outstanding each year, plus the number of shares issued to one seller and the number of shares and warrants issued in the initial public offering to generate net cash proceeds equal to the cash purchase price. The above pro forma information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at the beginning of the periods presented, nor is it indicative of the future results of operations.

5.     NOTES RECEIVABLE OFFICER

         On November 12, 1997 and December 29, 1997, the Company advanced $20,000 and $30,000, respectively, to one of its officers. The advances are evidenced by unsecured notes due three years after issuance and bear interest at 24% a year. Interest income on these notes was $400 in 1997. These advances are in connection with this officer's employment agreement under which the Company has agreed to lend up to $250,000 to him.

6.     OTHER ASSETS

         Other assets are comprised of:

                                                             DECEMBER 31,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------

           Deposits ................................$   26,490     $    4,603
           Prepaid consulting fee (see Note 9) .....    48,000             --
           Other ...................................     5,528            159
                                                    ----------     ----------

                      Total                         $   80,018     $    4,762
                                                    ==========     ==========

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

7.     NOTES PAYABLE

          Notes payable are comprised of the following at December 31, 1997:

             2% over prime rate note payable to a bank (A) ..........   $     250,000

             24% note payable to a partnership originally
                due June 1999 (B) ...................................       1,400,000

             22% note payable to a partnership originally
                due February 1998 (B) ...............................         900,000

             10% notes payable relating to the
                acquisition of Ace (see Note 4) due
                October 2003.  Monthly payments
                of principal and interest total $7,040 ..............         372,221
                                                                        -------------

                     Total                                                  2,922,221

             Less current maturities .................................        299,483
                                                                        -------------

             Noncurrent portion of long-term debt ....................  $   2,622,738
                                                                        =============

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

7.     NOTES PAYABLE (CONTINUED)

         Maturities of the noncurrent portion of long-term debt are as follows:

             Year Ending December 31:
                1999. . . . . . . . . . . . . . .  .  $     54,664
                2000. . . . . . . . . . . . . . .  .        60,388
                2001. . . . . . . . . . . . . . .  .     2,366,712
                2002. . . . . . . . . . . . . . .  .        73,697
                2003. . . . . . . . . . . . . . .  .        67,277
                                                      ------------

                                                      $  2,622,738
                                                      ============

             (A) The Company has a $500,000 unsecured credit facility with a bank, of which $250,000 is available for direct borrowings and the balance can be borrowed against uncollected checks. The note is currently being continuously renewed on a monthly basis.

             (B) A portion ($200,000) of the 24% notes is owed to the wife of one of the Company's officers who is a partner in the partnership. The notes are collateralized by receivables and certain fixed assets and require the Company to maintain collateral, in the form of checks or cash equal to the amount of the loans. Interest on these notes was approximately $242,000 in 1997.

                  In February 1998, the above 24% and 22% notes were combined and an additional $300,000 was borrowed. The new note for $2,600,000 is due in February 2001 and bears interest at 24% a year, payable monthly. The loan has the same collateral requirements as above and contains a covenant which limits losses before depreciation expense and amortization of goodwill to an amount not greater than $50,000 a year or in any two consecutive quarters. In addition, there is a prepayment penalty of $312,000 if the note is paid prior to its due date.

             During January and February 1997 and in 1996, the Company obtained $66,390 and $518,000, respectively, of bridge financing to provide interim working capital and pay for costs associated with the public offering (see Note 9). These uncollateralized notes bore interest at 12% a year and were paid upon closing of the public offering. In addition, in 1996 certain bridge lenders received options to purchase a total of 198,000 shares of the Company's common stock at $1 per share for a term of one year from the closing of the public offering. The options issued in connection with the bridge financing were valued at approximately $11,000.

             During February 1997, the Company borrowed $300,000 through the issuance of notes to ten unrelated parties. These unsecured notes bore interest at 18% a year and were paid upon closing of the public offering. Interest was to be paid monthly commencing June 1, 1997 with the principal and all unpaid interest due on December 31, 2001. The notes contained prepayment clauses which were calculated based on the provisions in the notes. The Company issued 50,000 shares of its common stock with a value (at the public offering price per share of $3.083) totalling $154,150 to prepay the notes. The $154,150 has been reflected in the consolidated statements of operations as an extraordinary item for the early extinguishment of debt.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

8.     COMMITMENTS AND CONTINGENCIES

         In addition to the employment contract discussed in Note 4, the Company has employment contracts with its three executive officers that expire at various dates through April 2007. The aggregate salary pursuant to these contracts aggregates $365,000 a year excluding bonuses, fringe benefits and cost of living increases. One of the officers is entitled to annual salary adjustments for increases in the Consumer Price Index. These officers are entitled to receive a lump sum payment equal to the employee's total compensation paid for the six month period prior to termination if their employment is terminated for other than cause or by their unilateral decision.

         The Company is obligated under noncancelable real property operating lease agreements. Minimum rents under these obligations are as follows:

             Year Ending December 31:
                1998 . . . . . . . . . . . .. . . . . . . . . . .$122,485
                1999 . . . . . . . . . . . .. . . . . . . . . . . 132,245
                2000 . . . . . . . . . . . .. . . . . . . . . . . 121,672
                2001 . . . . . . . . . . . .. . . . . . . . . . .  45,516
                2002 . . . . . . . . . . . .. . . . . . . . . . .  23,580
                2003 . . . . . . . . . . . .. . . . . . . . . . .   3,667

         These leases contain clauses with respect to related operating costs. Rent expense was $56,977 and $-0- for fiscal 1997 and 1996, respectively.

         The Company is contractually obligated pursuant to two agency agreements with unrelated entities. These agreements provide that the entities will refer certain check factoring customers to the Company for fees ranging from 40% to 50% of the net fees revenues received. These agreements terminate in January 2001. The Company makes noninterest bearing advances to these agents for use in their check cashing activities. These advances are evidenced by notes and are partially collateralized by personal assets of the agents; at December 31, 1997, such advances totaled approximately $253,000.

9.     SHAREHOLDERS' EQUITY

       COMMON STOCK REDEMPTION

         In February 1997, the Company redeemed 1,198,000 common shares from its shareholders for $1,198. The repurchased shares, which were cancelled, are available for future issuance.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

9.    SHAREHOLDERS' EQUITY (CONTINUED)

       PUBLIC OFFERING

         In April 1997 the Company sold 900,000 units to the public for $10 per unit. Each unit consists of three shares of common stock and six redeemable common stock warrants. Each warrant entitles to holder to purchase one additional share of common stock at an exercise price of $3.375 from the effective date of the offering through April 24, 2002. Upon certain conditions, the Company is entitled to call all or a portion of the warrants for a redemption price of $.25 per warrant upon 30 days prior written notice to the holders.

         In connection with the offering, the Company granted the underwriter an option to purchase up to 90,000 units at $16.50 a unit, exercisable during a five-year period commencing on the effective date.

         As additional compensation for the underwriter's services in connection with the offering, the Company paid the underwriter a nonaccountable expense allowance of 3% of the total purchase price and engaged the underwriter as a financial advisor for a three-year period from the closing of the offering at a total cost of $108,000 which was paid at closing.

         The net proceeds to the Company after deducting the expenses of the offering was $7,159,267.

       NONQUALIFIED STOCK OPTIONS

         On November 4, 1997, the Company issued to its three executive officers options to purchase a total of 190,000 shares of the Company's stock. These options are exercisable until November 3, 2000 at $2.125 per share. The Company may receive income tax benefits for these options when they are exercised. Such income tax benefits are credited to additional paid-in capital when realized. No options have been exercised as of December 31, 1997.

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options granted to employees, officers and directors and, therefore, applies Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options granted. If the Company had elected to recognize compensation cost for the nonqualified options granted based upon their fair values at the grant date consistent with the method of SFAS No. 123, the net loss and loss per share on a pro forma basis for the year ended December 31, 1997 would be as follows:

             Net loss:
                As reported                                     $   (395,120)
                Pro forma                                       $   (619,928)
             Loss per share:
                As reported                                            $(.16)
                Pro forma                                              $(.25)

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

9.    SHAREHOLDERS' EQUITY (CONTINUED)

       NONQUALIFIED STOCK OPTIONS (CONTINUED)

         The fair value of the Company's stock options used to compute the pro forma net loss and net loss per share disclosures are their estimated present values at grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80.84%, risk free interest of 5.715% and an expected holding period of three years.

          In addition, options to purchase a total of 30,000 shares of stock were issued to three outside consultants in 1997 under the same terms described above. The fair value of these options was $35,000 on the date of grant using the Black-Scholes option pricing model utilizing the same assumptions described above. This amount was charged to operations.

       STOCK OPTION PLAN:

         In March 1998, the Company adopted, subject to shareholder approval, the 1998 Stock Option Plan ("Plan") which provides for the granting of options to purchase up to 500,000 shares of common stock. The Plan provides for the issuance of incentive stock options (as defined in the Internal Revenue Code) and nonqualified options. The exercise price cannot be less than the fair market value of the common stock on the date of grant, except options granted to the holder of more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the common stock on the date of grant. The term of each option may not exceed ten years, except the term of incentive stock options granted to a holder of more than 10% of the outstanding common stock may not exceed five years. No options may be granted under the Plan after March 24, 2008. No options have been granted under this Plan.

10.    INCOME TAXES

         At December 31, the Company has net operating loss carryforwards of approximately $702,000 for federal income tax purposes. These carryforwards expire in 2011 and 2012. As a result of the public offering, in April 1996, the amount of loss carryforwards which can be utilized to offset future taxable income are limited to approximately $553,000 a year, plus any loss carryforwards incurred after April 25, 1997.

         While generally accepted accounting principles permit the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, they also require the recognition of a valuation allowance against such asset when it is more likely than not that such benefit will not be realized. As a result of the Company's losses since inception and its relatively brief operating history, it has recorded a valuation allowance equal to its net deferred tax asset account.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




10.    INCOME TAXES (CONTINUED)

         Deferred taxes relate to the following carryforwards and temporary differences at December 31, 1997:

             Deferred tax assets:
                Net operating loss carryforwards                $    323,000
                Allowance for doubtful accounts                       18,000
                                                                ------------

                      Total                                          341,000
                                                                ------------

             Less deferred tax liabilities:
                Accelerated depreciation of property
                   and equipment                                       5,000
                Accelerated amortization of intangible
                   assets                                              6,000
                                                                ------------
                      Total                                           11,000
                                                                ------------

                      Balance                                        330,000


             Less valuation allowance                                330,000
                                                                ------------
             Net deferred income tax assets after valuation
                allowance                                       $         --
                                                                ============


11.    PENDING CLAIM

         A former bridge loan lender to the Company has claimed that he is owed 750,000 shares of the Company's stock and has threatened a lawsuit if his claim is not satisfied. In management's opinion, this claim is without merit.

                                LIST OF EXHIBITS

Exhibit
Number       Exhibit Description
------       -------------------

10.36 Lease Agreement dated April 30, 1997 between 370 Lex, L.L.C., as Landlord, and Carly Holdings, Inc., as Tenant.
10.37 Lease Agreement dated December 31, 1997 between Realties 1430, as Landlord, and Carly Holdings, Inc., as Tenant.
10.38 Amendment No. 1 to Employment Contract between the Company and David Bader (1)
10.39 Loan Agreement dated February 10, 1998 between the Company and Links Court #1 Associates in the principal amount of $2,600,000.00.
10.40 Promissory Note made by the Company to Links Court #1 Associates dated February 10, 1998 in the principal amount of $2,600,000.00.
21.1         Subsidiaries of Registrant.
27.1 Financial Data Schedule for the Company as of and for the Year Ended December 31, 1997.