Form 10QSB
period 1998-03-31
GENERAL CREDIT CORP
filed 1998-05-15
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)


             New York                                   13-3895072
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification Number)

                        370 Lexington Avenue, Suite 2000
                            New York, New York 10017
                    (Address of principal executive offices)

                                 (212) 697-4441
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of May 1, 1998 was 3,438,000 shares.

Traditional Small Business Disclosure Format (check one)   Yes [X]      No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain Exhibits to the Registration Statement on Form SB-2, as amended (File No. 333-0009831) Parts I and II of this Report



                      [This space intentionally left blank]

                           GENERAL CREDIT CORPORATION

                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I.  FINANCIAL INFORMATION (UNAUDITED).................................1

     Item 1.  Financial Statements.........................................1

     Item 2.  Management's Discussion and Analysis or Plan of Operation....1

PART II

     Item 1.  Legal Proceedings............................................4

     Item 2.  Changes in Securities and Use of Proceeds....................4

     Item 3.  Defaults Upon Senior Securities..............................4

     Item 4.  Submission of Matters to Vote of Security Holders............4

     Item 5.  Other Information............................................4

     Item 6.  Exhibits And Reports on Form 8-K.............................5

SIGNATURES.................................................................6

FINANCIAL STATEMENTS.....................................................F-1

Item 1.  Financial Statements

     The unaudited, financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three month ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation

GENERAL

         General Credit Corporation (the "Company") was organized in February 1995. From its inception through May 2, 1997, the Company's operations were limited to administrative activities. On May 2, 1997, the Company acquired substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing of the Company's initial public offering of securities (the "IPO") and commenced operations. For approximately seven years, NYPF had been engaged in providing working capital financing to its customers through the discounted purchase of checks (commonly referred to as "Check Factoring"). Since May 3, 1997, the Company has provided check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. In September 1997 the Company commenced purchasing credit card sales slips on a discounted non-recourse basis. To date, the purchase of credit card sales slips ("Credit Card Sales Slips") has not been a material part of the Company's business.

RESULTS OF OPERATIONS

         Management of the Company does not believe that a discussion of the Company's results for prior comparative year periods would be meaningful because the Company's operations prior to the acquisition of NYPF (the "NYPF Business Combination") were limited to administrative activities. Comparative information for the three months ended March 31, 1997 contained in the Financial Statements reflect the Company's operations when they were limited to administrative activities.

Three Months Ended March 31, 1998

         For the three months ended March 31, 1998 the Company derived fee income of $964,303 from the purchase of checks and Credit Card Sales Slips. The face amount of checks purchased during the three months ended March 31, 1998 was approximately $88,748,000, and the face amount of Credit Card Sales Slips during the three month period was $671,000.

         Selling, general and administrative expenses, including, among other expenses, amounts paid to sales representatives, payroll and related expenses and office overhead costs (including rent) during the three months ended March 31, 1998 was $766,277. During the three months ended March 31, 1998, selling, general and administrative expenses constituted approximately 79% of fee income.

         For the three months ended March 31, 1998, interest expense was $220,599.

         For the three months ended March 31, 1998, the Company incurred non-cash expenses of approximately $95,837 consisting of primarily the amortization of the covenants not to compete and the good will related to the NYPF Business Combination and the acquisition of a commissioned agent.

         Net loss for the three months ended March 31, 1998 was $118,410 or $.03 per share.

         Earnings before taxes, depreciation and amortization ("EBTDA") for the three months ended March 31, 1998 was approximately $1,877. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased.

         The Company finances its operations principally through (i) short term working capital loans in the aggregate amount of up to $500,000, which amounts are typically repaid daily or every few days, provided by an unaffiliated entity, and (ii) a long term working capital loan in the aggregate amount of $2.6 million (the "Long Term Loan") provided by a general partnership (the "Affiliated General Partnership"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company (collectively, the "Working Capital Loans"). Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated General Partnership. The Company has the right to borrow from the Affiliated General Partnership an amount based upon funds derived from the face amount of purchased checks by the Company. Borrowings under the Long Term Loan bear interest at the rate of 24% per annum. Interest only is payable monthly by the Company under the Long Term Loan on the outstanding principal amount borrowed. All accrued but unpaid interest as well as the principal amount owed under the Long Term Loan is due in February 2001. The Long Term Loan may be prepaid by the Company provided the Company pays to the Affiliated General Partnership at the time of such prepayment an additional amount as a prepayment premium equal to the sum of approximately $312,000. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's fixtures and equipment at the Company's leased premises located at 499 Seventh Avenue, 201 Allen Street, and 370 Lexington Avenue, New York , New York. As of March 31, 1998, the outstanding amount owed pursuant to the Working Capital Loans was approximately $2,920,000 approximately $2,600,000 of which is owed pursuant to the Long Term Loan.

         The Company is currently seeking additional debt or equity financing to reduce borrowing costs and fund expansion of the Company's business. There can be no assurances that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund growth, take advantage of certain acquisition opportunities or respond to competitive pressures.

         As of March 31, 1998 the Company had available cash and cash equivalents of $1,126,563.

Effects of Inflation

         The Company believes that the results of its operations could be materially impacted by inflation if inflation materially adversely affected the operations of the Company's customers and their customers, and if inflation materially increased the Company's costs of obtaining working capital (e.g., if the Company entered into larger lines of credit in lieu of its maintaining some of the current bank deposits against which it negotiates checks purchased by
it).

Forward Looking Information May Prove Inaccurate

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-QSB, the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

YEAR 2000 COMPLIANCE

         The Securities and Exchange Commission has issued Staff Legal Bulletin No.5 (CF/IM) stating that public operating companies should consider whether they will incur additional anticipated costs, problems or uncertainties as a result of the "Year 2000" issue, which affects existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its contemplated business or operations. Additionally, the Company intends that any computer systems that it will purchase or lease will have already addressed the "Year 2000" issue.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not presently a party to any material litigation. The Company, as successor to NYPF, is engaged from time to time as plaintiff in litigation relating to collection of returned checks. Such litigation has not historically had any material effect on its financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        In January 1998, the Company granted to Ed F. Depaulis, Zalman Klein, Brien Reidy and Vincent Putignano the option to acquire 20,000, 10,000, 10,000 and 10,000 shares, respectively of the Company's Common Stock during the period commencing January 8, 1998 and ending January 7, 2001 at a purchase price of $1.50 per share (the "January Stock Options"). The Company relied upon the exemption in Section 4(2) of the Securities Act of 1933 in connection with the issuance of the January Stock Options.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        During the first quarter ended March 31, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5. Other Information

        In April 1998, the Company received correspondence (the "April Nasdaq Correspondence") from The Nasdaq Stock Market, Inc. ("Nasdaq") to the effect that the Company no longer met the requirements for continued listing on the Nasdaq SmallCap Market. Specifically, the April Nasdaq Correspondence provided that Nasdaq was reviewing the Company's eligibility for continued listing on Nasdaq due to the Company's failure to maintain (i) net tangible assets of $2 million; (ii) market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company responded in writing to the April Nasdaq Correspondence by providing a definitive plan which the Company believes will result in its meeting all Nasdaq SmallCap Market listing requirements. As of the date hereof, the Company has received no further correspondence from Nasdaq regarding its listing. There can be no assurances that the Company's securities will continue to be listed on the Nasdaq SmallCap Marketplace.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Number     Description
                  ------     -----------
                  27         Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.
                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GENERAL CREDIT CORPORATION



Date: May 12, 1998         By:  /s/ Irwin Zellermaier
                                ---------------------------------------------
                                    Irwin Zellermaier,
                                    Chief Executive Officer



Date: May 12, 1998         By: /s/ David Bader
                                ---------------------------------------------
                                   David Bader,
                                   Principal Financial and Accounting Officer

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,              DECEMBER 31,
                                                           1998                     1997
                                                      -------------            ------------
         ASSETS                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                           $  1,126,563             $  1,794,338
  Restricted cash                                        2,600,000                2,300,000
  Receivables from customers
   and agents, net of $40,000 allowance                  1,247,366                  691,728
  Prepaid expenses and other current
   assets                                                   96,366                   69,308
                                                      ------------             ------------
         Total current assets                            5,070,295                4,855,374

Fixed assets, at cost, less
  accumulated depreciation                                 207,649                  171,903
Notes receivable from officer                               50,000                   50,000
Goodwill and other intangibles, net                      5,014,796                5,103,017
Other assets                                                77,669                   80,018
                                                      ------------             ------------

         Total                                        $ 10,420,409             $ 10,260,312
                                                      ============             ============


         LIABILITIES

Current liabilities:
 Notes payable                                        $    370,730             $    299,483
 Accounts payable and accrued
  expenses                                                 286,189                  400,588
                                                      ------------             ------------

         Total current liabilities                         656,919                  700,071
                                                      ------------             ------------

Long-term portion of notes payable                       2,909,372                2,622,738
                                                      ------------             ------------

         SHAREHOLDERS' EQUITY

Shareholders' equity:
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,438,000 shares and 3,435,000
   shares issued and outstanding,
   respectively                                              3,438                    3,435
  Additional paid-in capital                             7,777,115                7,742,093
  Deficit                                                 (926,435)                (808,025)
                                                      ------------             ------------

                                                         6,854,118                6,937,503
                                                      ------------             ------------

         Total                                        $ 10,420,409             $ 10,260,312
                                                      ============             ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                      1998             1997
                                                  -----------      ----------
Fee income - net                                  $  964,303       $       -
                                                  ----------       ---------
Expenses:

   Selling general and administrative                766,277          37,441

   Depreciation and amortization                      95,837             424

   Interest expense - net                            220,599         103,013
                                                  ----------       ---------

                                                   1,082,713         140,878
                                                  ----------       ---------

                  Net loss                        $ (118,410)      $(140,878)
                                                  ==========       =========

Net loss per common share                         $     (.03)      $    (.25)
                                                  ==========       =========
Weighted average number of
 common shares outstanding                         3,436,875         560,000
                                                  ==========       =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1998               1997
                                                      ------------        ----------
Cash flows from operating activities:
 Net loss                                             $  (118,410)        $(140,878)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Depreciation and amortization                            95,837               424
  Issuance of stock options                                24,900                 -
 Change in assets and liabilities, net of
  effects of acquisition of businesses
  Receivables from customers
   and agents                                            (555,638)                -
  Prepaid expenses                                        (27,058)                -
  Other assets                                              1,629                 -
  Accounts payable and
   accrued expenses                                      (114,399)           97,813
                                                      -----------         ---------

         Net cash used in
          operating activities                           (693,139)          (42,641)
                                                      -----------         ---------

Cash flows from investing activities:
 Purchase of fixed assets                                 (42,642)                -
 Deposit on acquisition                                         -          (225,000)
                                                      -----------         ---------

         Net cash used in investing
          activities                                      (42,642)         (225,000)
                                                      -----------         ---------

Cash flows from financing activities:
 Borrowings under long-term and
  short term debt                                         370,000                 -
 Borrowings under bridge financing                              -           346,390
 Repayments of long-term and
  short-term debt                                         (12,119)                -
 Proceeds from exercise of warrants                        10,125                 -
 Payment on common stock redemption                             -            (1,198)
 Cash restricted for debt payments                       (300,000)                -
 Deferred offering costs                                        -           (76,964)
 Loans from officer and shareholder                             -            10,000
                                                      -----------         ---------

         Net cash provided by
          financing activities                             68,006           278,228
                                                      -----------         ---------

Net (decrease) increase in cash
 and cash equivalents                                    (667,775)           10,587
Cash and cash equivalents, beginning of
 period                                                 1,794,338               650
                                                      -----------         ---------
Cash and cash equivalents, end of
 period                                               $ 1,126,563         $  11,237
                                                      ===========         =========


Supplementary information:
   Interest paid                                      $   234,309         $       -
                                                      ===========         =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

   The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's 1997 Annual Report on Form 10-KSB. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for a full year.

NOTE 2 - PUBLIC OFFERING

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

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS

   NEW YORK PAYROLL FACTORS ("NYPF")

   In 1996, the Company entered into a definitive agreement to acquire NYPF and made non-refundable payments of $200,000. Since the acquisition did not close by November 15, 1996, the closing date stipulated in the original agreement, the deposit of $200,000 was expensed to operations during fiscal 1996. On January 13, 1997, the Company and NYPF entered into a new agreement to acquire NYPF for $4,500,000 in cash and 125,000 shares of common stock. The acquisition of NYPF was closed in May 1997 upon the conclusion of the public offering. The value assigned to the shares issued was $3.083 a share, which equals their value in the public offering. This acquisition was treated as a purchase for accounting purposes and the operations of NYPF have been included in the consolidated statement of operations from May 2,1997. The Company recorded goodwill of $4,497,691 and a covenant not-to-compete of $350,000 relating to the NYPF acquisition.

   ACE VENTURE, INC. ("ACE")

   On September 30, 1997 the Company acquired the operations of Ace (an exclusive sales agent of the Company) for $489,500 (which includes legal costs of $9,500). The purchase price was paid for by the Company by its issuance of notes totalling $380,000 and cash of $109,500. The notes bear interest at 10% a year and are payable in equal monthly installments of $7,040 for principal and interest over 72 months to October 2003. This acquisition was treated as a purchase for accounting purposes and the operations of Ace have been included in the consolidated statement of operations from October 1,1997. The Company recorded goodwill of $232,000 and a covenant not-to-compete of $232,000 relating to the Ace acquisition.

   The following unaudited pro-forma results of operations of the Company for the three months ended March 31, 1997 assume each of these acquisitions occurred as of January 1,1997.

                  Net revenue                    $ 743,525
                  Net income                     $ 267,370
                  Earnings per share             $     .08



NOTE 4 - ADOPTION OF FASB STATEMENT NO. 130 "REPORTING COMPREHENSIVE INCOME"

   The Company is exempt from the requirements of FASB Statement No. 130 since it does not have items of "other comprehensive income".