Form 10QSB
period 1998-06-30
GENERAL CREDIT CORP
filed 1998-08-14
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________ .

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

         --------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of August 1, 1998 was 3,615,000 shares.

Traditional Small Business Disclosure Format (check one) Yes [X]  No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits to the Registration Statement on Form SB-2, as amended (File No. 333-0009831) Parts I and II of this Report.

                           GENERAL CREDIT CORPORATION

                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30,1998

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I. FINANCIAL INFORMATION (UNAUDITED).................................................................. 1

     Item 1. Financial Statements.......................................................................... 1

         Consolidated Condensed Balance Sheets,
              June 30, 1998 and December 31, 1997.......................................................... F-1

         Consolidated Condensed Statements of Operations for the
              Six and Three Months Ended June 30, 1998 and 1997............................................ F-2

         Consolidated Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and 1997...................................................... F-3

         Notes to Consolidated Condensed Financial Statements.............................................. F-5

     Item 2. Management's Discussion and Analysis or Plan of Operation..................................... 1

PART II

     Item 1. Legal Proceedings............................................................................. 5

     Item 2. Changes in Securities and Use of Proceeds..................................................... 5

     Item 3. Defaults Upon Senior Securities............................................................... 6

     Item 4. Submission of Matters to Vote of Security Holders............................................. 6

     Item 5. Other Information............................................................................. 6

     Item 6. Exhibits And Reports on Form 8-K.............................................................. 7

SIGNATURES................................................................................................. 8

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

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

         RESULTS OF OPERATIONS

         Information provided below for the three and six month periods ended June 30, 1997 reflects the Company's check factoring operations from May 3, 1997 through June 30, 1997 (the "Operational Period") as well as the period from April 1, 1997 through May 2, 1997 when the Company's operations were limited to administrative activities (the "Administrative Period").

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

         For the three and six months ended June 30, 1998, the Company derived fee income of $957,118 and $1,921,421, respectively, from the purchase of checks and credit card sales slips. The face amount of checks purchased during the three and six months ended June 30, 1998 was approximately $88,000,000 and $177,000,000, respectively, and the face amount of credit card sales slips during the three and six months ended June 30, 1998 was approximately $936,000 and $1,607,000, respectively.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and six months ended June 30, 1998 was $743,079 and $1,509,356 which represents 77.6% and 78.6%, respectively of fee income.

         For the three and six months ended June 30, 1998, interest expense was $224,375 and $444,974 which reflects the high interest rate the Company is paying for its credit facilities.

         For the three and six months ended June 30, 1998, the Company incurred non-cash expenses of $123,858 and $219,695 consisting primarily of the amortization of the covenants not to compete and the goodwill related to the NYPF Business Combination, the acquisition of a commissioned agent and the issuance of stock options to certain individuals.

         Net loss for the three and six months ended June 30, 1998 was $109,294 ($.03 per share) and $227,704 ($.07 per share), respectively.

         Earnings before taxes, depreciation and amortization ("EBTDA") for the three and six months ended June 30, 1998 was a loss of $10,336 and $8,009. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

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

         For the three month and six month periods ended June 30, 1997, interest expense was $43,337 and $146,350, respectively, of which $113,984 was incurred during the Operational Period.

         For the three and six month periods ended June 30, 1997 the Company incurred a non-cash expense of $51,390 and $51,814, consisting primarily of the amortization of the purchase price paid by the Company in connection with the NYPF Business Combination, all of which was incurred during the Operational Period.

         Net loss for the three and six months ended June 30, 1997 was $47,241 ($.02 per share) and $188,119 ($.13 per share), respectively. For the Operational Period, the Company generated net income of $48,481 or $.01 per share. Net income as a percentage of fee income during the Operational Period was approximately 8.91%.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of checks can mitigate the Company's cash needs.

         The Company received the net proceeds from the IPO in May 1997. In addition to the use of the net proceeds and proceeds received from operations, the Company finances its operations principally through (i) short term working capital loans in the aggregate amount of up to $500,000, which amounts are typically repaid daily or every few days, provided by an unaffiliated entity, and (ii) a long term working capital loan in the aggregate amount of $2.6 million (the "Long Term Loan") provided by a general partnership (the "Affiliated General Partnership"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company (collectively, the "Working Capital Loans"). Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated General Partnership. Pursuant to the terms of the Long Term Loan, the Affiliated General Partnership had established a credit facility in favor of the Company in the aggregate principal amount of $2.6 million. The Company had the right to borrow from the Affiliated General Partnership an amount based upon funds derived from the purchase of checks by the Company. Borrowings under the Long Term Loan bore interest at the rate of 24% per annum. Interest was payable monthly by the Company under the Long Term Loan on the outstanding principal amount borrowed. All accrued but unpaid interest as well as the principal amount owed under the Long Term Loan was due in February 2001. In June 1998 the terms of the Long Term Loan were modified so as to reduce the interest rate from 24% to 21% per annum and to require the Company to deliver a monthly payment of principal of $55,000 plus interest on the outstanding balance for a period of three years. In addition, the Company repaid $600,000 of the original amount owed and the prepayment penalty was eliminated. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's fixtures and equipment at the Company's leased premises located at 499 Seventh Avenue, 201 Allen Street, and 370 Lexington Avenue, New York, New York. As of June 30, 1998, the outstanding amount owed pursuant to the Working Capital Loans was approximately $2,320,000 approximately $2,000,000 of which is owed pursuant to the Long Term Loan.

         On June 30, 1998 the Company and its wholly owned subsidiary corporation (the "Subsidiary") entered into an agreement (the "Sterling Agreement") with Sterling National Bank ("Sterling") whereby Sterling agreed to provide the Company a revolving line of credit in the amount not to exceed $3.6 million through June 30, 1999. Borrowings under the Sterling Agreement bear interest at Sterling's prime rate plus 3.25%. The Sterling Agreement contains covenants that, among other things, require the Company to maintain certain bank account balances at Sterling and impose restrictions on the Company's ability to incur future indebtedness, sell assets and change its capital structure. The repayment obligations of the Company and the Subsidiary under the Sterling Agreement are secured by a security interest in favor of Sterling of substantially all of the assets of the Company and the Subsidiary.

         The Company's is currently seeking additional debt or equity financing to fund expansion of the Company's business. There can be no assurances that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund growth, take advantage of certain acquisition opportunities or respond to competitive pressures.

         As of June 30, 1998, the Company had available cash and cash equivalents of $1,251,546.

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

         FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Quarterly Report on Form 10-QSB contains certain forward- looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on

Form 10-QSB, the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

         YEAR 2000 COMPLIANCE

         The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether they will suffer any anticipated costs, problems or uncertainties as a result of the "Year 2000" issue, which affects existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its contemplated business or operations. Additionally, the Company intends that any computer systems that it will purchase or lease will have already addressed the "Year 2000" issue.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation. The Company is engaged from time to time as plaintiff in litigation relating to collection of returned checks. Such litigation has not historically had any material effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 1998, the Company granted to Irwin Zellermaier, Gerald Nimberg and David Bader, the option to acquire 100,000, 100,000 and 25,000 shares, respectively, of the Company's Common Stock during the period commencing May 12, 1998 and ending May 11, 2001 at a purchase price of $1.625 per share (the "May Stock Options"). The Company relied upon the exemption in Section 4(2) of the Securities Act of 1933 (the "1933 Act") in connection with the issuance of the May Stock Options.

         In July 1998, the Company sold 105,000 shares of its Common Stock for $105,000 to Goddard, Ronan & Dineen. The Company relied upon the exemption in
Section 4(2) of the 1933 Act in connection with the issuance of these shares. The proceeds from the sale of these shares were used for general working capital.

         On June 30, 1998, in connection with the Sterling Agreement, the Company granted to Sterling warrants to purchase an aggregate of 100,000 shares of the Company's Common Stock at an exercise price of $2.25 per share and upon terms and conditions as referred to in the Sterling Agreement. The Company relied upon the exemption in Section 4(2) of the 1933 Act in connection with the issuance of these warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Shareholders was held on June 19, 1998, at which meeting the following votes were cast for the following matters:

              ELECTION OF DIRECTORS                      VOTES FOR               VOTES WITHHELD
              ---------------------                      ----------              --------------
Irwin Zellermaier                                        2,955,878                    327,820
Gerald Nimberg                                           2,955,878                    327,820
David Bader                                              2,955,878                    327,820
Vincent J. Putignano                                     2,955,878                    327,820
Brien G. Reidy                                           2,955,878                    327,820
RATIFICATION OF AUDITORS
Cornick Garber & Sandler, LLP                            3,011,878                    271,820
APPROVAL OF STOCK OPTION PLAN                            1,146,457                  2,137,241

ITEM 5. OTHER INFORMATION

         On May 26, 1998 the Company received written correspondence (the "May 26 Correspondence") from The Nasdaq Stock Market, Inc. stating, among other things, that the Company did not meet the requirements for continued listing on the Nasdaq SmallCap Market in that its net tangible assets were below $2 million. The Company had previously been informed of this deficiency in April 1998. The May 26 Correspondence further provided that the securities of the Company would be delisted from the Nasdaq SmallCap Market, effective June 2, 1998 (the "Nasdaq Decision"). The Company requested continued listing on the Nasdaq SmallCap Market at an oral hearing on July 16, 1998 (the "Request"). Pending a decision on the Request, the Nasdaq Decision has been stayed. As of the date hereof, the Company has received no further correspondence regarding the Request. There can be no assurances that the Company's securities will continue to be listed on the Nasdaq SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  NUMBER                DESCRIPTION
                  ------                -----------
                  10.1                  Amendment No. 1 to Employment Contract
                                        dated May 13, 1998 between the Company
                                        and Irwin Zellermaier.

                  10.2 Amendment No. 2 to Employment Contract dated May 13, 1998 between the Company and Gerald Nimberg.

                    27                  Financial Data Schedule (for SEC use
                                        only)

         (b)      Reports on Form 8-K

                  (i) Current Report on Form 8-K dated June 30, 1998 filed with the Securities and Exchange Commission on July 23, 1998 regarding the Sterling Agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENERAL CREDIT CORPORATION


Date: August 13, 1998                By:  /s/ Irwin Zellermaier
                                          ------------------------------------
                                          Irwin Zellermaier,
                                          Chief Executive Officer

Date: August 13, 1998                By:  /s/ David Bader
                                          ------------------------------------
                                          David Bader,
                                          Principal Financial and
                                          Accounting Officer

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS






                                             JUNE 30,        DECEMBER 31,
                                               1998              1997
                                          -------------      ------------
         ASSETS                           (UNAUDITED)

Current assets:
  Cash and cash equivalents               $  1,251,546       $  1,794,338
  Restricted cash                            2,000,000          2,300,000
  Receivables from customers
   and agents, net                           1,140,673            691,728
  Prepaid expenses and other current
   assets                                      136,439             69,308
                                          ------------       ------------

         Total current assets                4,528,658          4,855,374

Fixed assets, at cost, less
  accumulated depreciation                     261,302            171,903
Notes receivable from officer                   60,000             50,000
Goodwill and other intangibles, net          4,926,575          5,103,017
Other assets                                    69,330             80,018
                                          ------------       ------------

         Total                            $  9,845,865       $ 10,260,312
                                          ============       ============


         LIABILITIES

Current liabilities:
 Notes payable                            $  1,032,009       $    299,483
 Accounts payable and accrued
  expenses                                     361,058            400,588
                                          ------------       ------------

         Total current liabilities           1,393,067            700,071
                                          ------------       ------------

Long-term portion of notes payable           1,635,974          2,622,738
                                          ------------       ------------

         SHAREHOLDERS' EQUITY

Shareholders' equity:
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,510,000 shares and 3,435,000
   shares issued and outstanding,
   respectively                                  3,510              3,435
  Additional paid-in capital                 7,849,043          7,742,093
  Deficit                                   (1,035,729)          (808,025)
                                          ------------       ------------

                                             6,816,824          6,937,503
                                          ------------       ------------

         Total                            $  9,845,865       $ 10,260,312
                                          ============       ============




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           SIX MONTHS ENDED                   THREE MONTHS ENDED
                                               JUNE 30,                            JUNE 30,
                                    -----------------------------       -----------------------------
                                        1998              1997              1998             1997
                                    -----------       -----------       -----------       -----------
Fee income - net                    $ 1,921,421       $   544,141       $   957,118       $   544,141
                                    -----------       -----------       -----------       -----------
Expenses:
   Selling, general and
    administrative                    1,509,356           379,946           743,079           342,505
   Depreciation & amortization          194,795            51,814            98,958            51,390
   Interest expense - net               444,974           146,350           224,375            43,337
                                    -----------       -----------       -----------       -----------
                                      2,149,125           578,110         1,066,412           437,232
                                    -----------       -----------       -----------       -----------
Income (loss) before
 extraordinary  item                   (227,704)          (33,969)         (109,294)          106,909
Extraordinary item - early
 extinguishment of debt                      --          (154,150)               --          (154,150)
                                    -----------       -----------       -----------       -----------
Net (loss)                          $  (227,704)      $  (188,119)      $  (109,294)      $   (47,241)
                                    ===========       ===========       ===========       ===========
Income (loss) per share
   Income (loss) before
    extraordinary item              $      (.07)      $      (.02)      $      (.03)      $       .04
   Extraordinary item                        --              (.11)               --              (.06)
                                    -----------       -----------       -----------       -----------
   Net (loss)                       $      (.07)      $      (.13)      $      (.03)      $      (.02)
                                    ===========       ===========       ===========       ===========
Weighted average number of
 common shares outstanding            3,457,929         1,497,155         3,474,000         2,424,011
                                    ===========       ===========       ===========       ===========






                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                               ------------------------------
                                                   1998              1997
                                               ------------      ------------

Cash flows from operating activities:
 Net loss                                      $  (227,704)      $  (188,119)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Depreciation and amortization                    194,795            51,814
  Issuance of stock options                         24,900                --
  Issuance of common stock relating to
   prepayment of debt                                   --           154,150
 Change in assets and liabilities, net of
  effects of acquisition of business
  Receivables from customers and                  (448,945)         (271,083)
  Prepaid expenses                                 (67,131)         (110,057)
  Other assets                                       9,228           (16,796)
  Accounts payable and
   accrued expenses                                (39,530)         (108,399)
                                               -----------       -----------

         Net cash used in operating
          activities                              (554,387)         (488,490)
                                               -----------       -----------

Cash flows from investing activities:
 Purchase of fixed assets                         (106,292)          (21,715)
 Payment for purchase of business                       --        (4,500,000)
                                               -----------       -----------

         Net cash used in investing
          activities                              (106,292)       (4,521,715)
                                               -----------       -----------

Cash flows from financing activities:
 Borrowings under long-term and
  short-term debt                                   70,000         1,400,000
 Repayments of long-term and short-term
  debt                                            (324,238)               --
 Borrowings under bridge financing                      --           366,390
 Repayments of bridge financing                         --          (884,390)
 Proceeds from issuance common stock
  - net                                                 --         7,542,729
 Payment on common stock redemption                     --            (1,198)
 Exercise of common stock warrants                  82,125                --
 Cash restricted for debt payments                 300,000        (1,400,000)
 Loans to officer and shareholder                  (10,000)               --
                                               -----------       -----------

         Net cash provided by
          financing activities                     117,887         7,023,531
                                               -----------       -----------

Net (decrease) increase in cash
 and cash equivalents                             (542,792)        2,013,326

Cash and cash equivalents, beginning of
 period                                          1,794,338               650
                                               -----------       -----------

Cash and cash equivalents, end of
 period                                        $ 1,251,546       $ 2,013,976
                                               ===========       ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                       JUNE 30,
                                                 ----------------------
                                                   1998          1997
                                                 --------      --------


Supplemental information:

  Interest paid during the period                $437,991      $128,104
                                                 ========      ========

  Income taxes paid during the period            $     --      $     --
                                                 ========      ========


Supplemental schedule of non-cash investing and financing activities:

     Common stock issued in connection with
      acquisition of business                                  $385,375
                                                               ========


     Common stock issued in connection with
      prepayment of debt                                       $154,150
                                                               ========


     Issuance of stock options                   $ 24,900
                                                 ========



































                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

NOTE 1 - BASIS OF PRESENTATION

   The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's 1997 Annual Report on Form 10-KSB. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for a full year.

NOTE 2 - PUBLIC OFFERING

   In May 1997, the Company sold, in its initial public offering of securities (the "Offering"), 900,000 Units at $10.00 per unit. Each Unit consisted of three shares of Common Stock and six redeemable Common Stock Purchase Warrants (the "Warrants"). Each Warrant entitles the holder to purchase one additional share of Common Stock at an exercise price of $3.375 through April 24, 2002. The Warrants are redeemable by the Company, at the option of the Company, at $.25 per Warrant upon 30 days prior written notice, if the closing bid price as reported on Nasdaq, or the closing price, as reported on a national or regional securities exchange, as applicable, of the shares of Common Stock for 30 consecutive trading days ending within ten days of the notice of redemption of the Warrants averages in excess of $6.00 per share. Prior to April 25, 1998, the Warrants were not redeemable by the Company without the written consent of Barron Chase Securities, Inc., the representative of the several underwriters of the Company's initial public offering.

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

   ACE VENTURE, INC. ("ACE")

   On September 30, 1997 the Company acquired the operations of Ace (an exclusive sales agent of the Company) for $489,500 (which includes legal costs of $9,500). The purchase price was paid for by the Company by its issuance of notes totaling $380,000 and cash of $109,500. The notes bear interest at 10% a year and are payable in equal monthly installments of $7,040 for principal and interest over 72 months to October 2003. This acquisition was treated as a purchase for accounting purposes and the operations of Ace have been included in the consolidated statement of operations from October 1,1997. The Company recorded goodwill of $232,000 and a covenant not-to-compete of $232,000 relating to the Ace acquisition.

   The following unaudited pro-forma results of operations of the Company for the six months ended June 30, 1997 assume each of these acquisitions occurred as of January 1,1997.

                  Net revenue                                 $1,631,856
                  Net income                                  $  440,943
                  Earnings per share                          $      .13



NOTE 4 - ADOPTION OF FASB  STATEMENT NO. 130 "REPORTING COMPREHENSIVE INCOME"

   The Company is exempt from the requirements of FASB Statement No. 130 since it does not have items of "other comprehensive income".