Form 10QSB
period 1998-09-30
GENERAL CREDIT CORP
filed 1998-11-16
CIK 40511

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1998

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to__________.

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

        ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock, par value $.001 per share as of November 1, 1998 was 3,615,000 shares.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain Exhibits to the Registration Statement on Form SB-2, as amended (File No. 333-0009831) Parts I and II of this Report.

                           GENERAL CREDIT CORPORATION

                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                               PAGE

Part I. FINANCIAL INFORMATION (UNAUDITED)..................................................................... 1

    Item 1. Financial Statements.............................................................................. 1

                  Consolidated Condensed Balance Sheets,
                        September 30, 1998 and December 31, 1997.............................................. F-1

                  Consolidated Condensed Statements of Operations for the
                        Nine and Three Months Ended September 30, 1998 and 1997............................... F-2

                  Consolidated Condensed Statements of Cash Flows for the
                        Nine Months Ended September 30, 1998 and 1997......................................... F-3

                  Notes to Consolidated Condensed Financial Statements........................................ F-5

    Item 2. Management's Discussion and Analysis or Plan of Operation......................................... 1

Part II OTHER INFORMATION

     Item 1. Legal Proceedings ............................................................................... 5
     Item 2. Changes in Securities and Use of Proceeds........................................................ 5
     Item 3. Defaults Upon Senior Securities.................................................................. 5
     Item 4. Submission of Matters to a Vote of Security Holders.............................................. 5
     Item 5. Other Information................................................................................ 5
     Item 6. Exhibits and Reports on Form 8-K................................................................. 5

SIGNATURES.................................................................................................... 6

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL

         General Credit Corporation (the "Company") was organized in February 1995. From its inception through May 2, 1997, the Company's operations were limited to administrative activities. On May 2, 1997, the Company acquired substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing of the Company's initial public offering of securities (the "IPO") and commenced operations. For approximately seven years prior to the IPO, NYPF had been engaged in providing working capital financing to its customers through the discounted purchase of checks (commonly referred to as "Check Factoring"). Since May 3, 1997 the Company has provided check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. In September 1997 the Company commenced purchasing credit card sales slips on a discounted non-recourse basis. To date, the purchase of credit card sales slips ("Credit Card Sales Slips") has not been a material part of the Company's business. Pursuant to the closing of the IPO, the Company received net proceeds of approximately $7,200,000 in consideration for the issuance of 900,000 Units, each Unit consisting of three shares of the Company's Common Stock, par value $.001 per share and six warrants, each warrant entitling the holder thereof to purchase one share of Common Stock at any time and from time to time through April 24, 2002 at an exercise price of $3.375 per share. Pursuant to the closing of the acquisition of substantially all of the assets of NYPF (the "NYPF Business Combination"), the Company delivered the remaining balance to close the NYPF Business Combination of $4,275,000 and issued a total of 125,000 shares of the Company's Common Stock to Gerald Nimberg, a former affiliate of NYPF and currently the Company's President in consideration for the business assets of NYPF.

         RESULTS OF OPERATIONS

         Information provided below for the three and nine month period ended September 30, 1997 reflects the Company's check factoring operations from May 3, 1997 through September 30, 1997 (the "Operational Period") as well as the period from January 1, 1997 through May 2, 1997 when the Company's operations were limited to administrative activities (the "Administrative Period").

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         For the three and nine months ended September 30, 1998, the Company derived fee income of $1,046,254 and $2,967,675 from the purchase of checks and credit card sales slips. The face amount of checks purchased during the three and nine months ended September 30, 1998 was approximately $93,000,000 and $270,000,000, and the face amount of credit card sales slips purchased during the three and nine months ended September 30, 1998 was approximately $1,034,000 and $2,579,000.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and nine months ended September 30, 1998 was $881,638 and $2,390,994 which represents 84.3% and 80.6%, respectively of fee income.

         For the three and nine months ended September 30, 1998, interest expense was $187,281 and $632,255 which reflects the high interest rate the Company is paying for its borrowings.

         For the three and nine months ended September 30, 1998, the Company incurred non-cash expenses of $99,912 and $319,607 consisting primarily of the amortization of the covenants not to compete and the goodwill related to the NYPF Business Combination, the acquisition of a commissioned agent and the issuance of stock options to certain individuals.

         Net loss for the three and nine months ended September 30, 1998 was $122,577 and $350,281, or $.03 and $.10 per share.

         Earnings before taxes, depreciation and amortization ("EBTDA") for the three and nine months ended September 30, 1998 was a loss of $7,238 and $15,247. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         For the three and nine months ended September 30, 1997 the Company derived fee income of $945,435 and $1,489,576 from the purchase of checks and credit card sales slips. The face amount of checks purchased during the three and nine months ended September 30, 1997 was approximately $84,000,000 and $133,000,000 and the face amount of credit card sales slips purchased during the three and nine months ended September 30, 1997 was approximately $230,000 and $790,000.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and nine months ended September 30, 1997 was $798,938 and $1,178,884, respectively, representing $1,129,364 of expenses incurred during the Operational Period. During the three and nine months ended September 30, 1997, selling, general and administrative expenses constituted approximately 84.5% and 79.1% of fee income.

         For the three and nine months ended September 30, 1997, interest expense was $144,941 and $291,291 of which $258,925 was incurred during the Operational Period.

         For the three and nine months ended September 30, 1997 the Company incurred non-cash expenses of $77,461 and $129,275 consisting of primarily the amortization of the purchase price paid by the Company in connection with the NYPF Business Combination, all of which was incurred during the Operational Period.

         Net loss for the three months ended September 30, 1997 was $75,905 or $.02 per share and net loss for the nine months ended September 30, 1997 was $264,024 or a loss of $.12 per share. For the Operational Period, the Company generated a net loss of $27,425 or $.01 per share.

         Earnings before taxes, depreciation and amortization ("EBTDA") during the Operational Period and for the three months ended September 30, 1997 was approximately $100,723 ($.03 per share) and $1,556 (.00 per share). EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of checks can mitigate the Company's cash needs.

         The Company received the net proceeds from the IPO in May 1997. In addition to the use of the net proceeds and cash flow generated from operations, the Company finances its operations principally through (i) undocumented short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company deposited for payment. This credit has, from time to time, reached approximately $4 million and is typically repaid with interest daily or every few days (the "Uncollected Check Loans");(ii)a long term working capital credit facility in the aggregate principal amount of up to $2,333,355 (the "Long Term Loan") provided by a general partnership (the "Affiliated General Partnership"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company; and (iii)a $500,000 working capital loan (the "500,000 Loan") provided by the wife of a sales representative of the Company. Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated General Partnership. Pursuant to the terms of the Long Term Loan, as amended, the Affiliated General Partnership has established a credit facility in favor of the Company in the aggregate principal amount of $2,333,355. The Company has the right to borrow from the Affiliated General Partnership an amount based upon funds derived from the purchase of checks by the Company. Borrowings under the Long Term Loan, as amended, bear interest at the rate of 24% per annum. Interest is payable monthly by the Company under the Long Term Loan, as amended, on the outstanding principal amount borrowed. All accrued but unpaid interest as well as $1,833,355 of the principal amount owed under the Long Term Loan, as amended, is due in June 1999 and all accrued but unpaid interest as well as the remaining $500,000 of the principal amount owed under the Long Term Loan, is due in October 2001, provided, however, the Affiliated General Partnership may require payment in full of the $500,000 principal amount at each of October 1999 and October 2000 upon thirty days prior written notice. The Company may prepay all or any part of up to $1,833,355 principal amount owed under the Long Term Loan, as amended, on three days prior written notice without premium or penalty but will be subject to a prepayment penalty of three months' interest in the event the Company prepays all of the remaining $500,000 principal amount of the Long Term Loan, as amended. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's fixtures and equipment at the Company's leased premises located at 499 Seventh Avenue, 201 Allen Street, and 370 Lexington Avenue, New York, New York. Pursuant to the $500,000 Loan, the Company is obligated to pay, on a monthly basis, interest only at 21% per annum on the outstanding principal amount under the $500,000 Loan. All accrued but unpaid interest together with the principal amount outstanding under the $500,000 Loan is due to be repaid by the Company in November 2001. The Company may prepay the $500,000 Loan without premium or penalty. As of September 30, 1998, the outstanding amount owed pursuant to the Uncollected Check Loans and the Long Term Loan was approximately $2.1 million approximately $1.8 million of which is owed pursuant to the Long Term Loan. These amounts do not include any amounts owed pursuant to the $500,000 Loan because the $500,000 Loan was extended in November 1998.

         On June 30, 1998 the Company and its wholly owned subsidiary corporation (the "Subsidiary") entered into an agreement (the "Sterling Agreement") with Sterling National Bank ("Sterling") whereby Sterling agreed to provide the Company a revolving line of credit in the amount not to exceed $3.6 million through September 30, 1999. Borrowings under the Sterling Agreement bear interest at Sterling's prime rate plus 3.25%. The Sterling Agreement contains covenants that, among other things, require the Company to maintain certain bank account balances at Sterling and impose restrictions on the Company's ability to incur future indebtedness, sell assets and change its capital structure. The repayment obligations of the Company and the Subsidiary under the Sterling Agreement are secured by a security interest in favor of Sterling of substantially all of the assets of the Company and the Subsidiary. In October 1998, the Company terminated the Sterling Agreement due to, among other things, the Company's belief that Sterling could not service the Sterling Agreement to the Company's satisfaction and in compliance with the Sterling Agreement.

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

         As of September 30, 1998, the Company had available cash and cash equivalents of $1,252,352.

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

         YEAR 2000 COMPLIANCE

         The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether they will suffer any anticipated costs, problems or uncertainties as a result of the "Year 2000" issue, which affects existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its contemplated business or operations. Additionally, the Company intends that any computer systems that it will purchase or lease will be "Year 2000" compliant.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         Effective the close of business on September 28, 1998, the Company's Common Stock and Warrants were delisted from the Nasdaq SmallCap Market System due to, among other things, Nasdaq's determination that the Company could not sustain compliance with all of the requirements for continued Nasdaq listing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  NUMBER    DESCRIPTION
                  ------    -----------

                  10.1 Amendment No. 2 to Employment Contract dated November 2, 1998 between the Company and David Bader

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL CREDIT CORPORATION



Date: November 13, 1998             By: /s/ Irwin Zellermaier
                                        ----------------------------
                                        Irwin Zellermaier,
                                        Chief Executive Officer

Date: November 13, 1998             By: /s/ David Bader
                                        ----------------------------
                                        David Bader,
                                        Principal Financial and
                                        Accounting Officer

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1998            1997
                                                 -------------    ------------
         ASSETS                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                      $  1,252,352      $  1,794,338
  Restricted cash                                   1,833,335         2,300,000
  Receivables from customers
   and agents, net                                  1,386,859           691,728
  Prepaid expenses and other current
   assets                                             232,188            69,308
                                                 ------------      ------------

         Total current assets                       4,704,734         4,855,374

Fixed assets, at cost, less
  accumulated depreciation                            287,243           171,903
Notes receivable from officer                          60,000            50,000
Goodwill and other intangibles, net                 4,838,354         5,103,017
Other assets                                           67,649            80,018
                                                 ------------      ------------

         Total                                   $  9,957,980      $ 10,260,312
                                                 ============      ============


         LIABILITIES

Current liabilities:
  Notes payable                                  $  1,676,655      $    299,483
  Accounts payable and accrued
    expenses                                          699,535           400,588
                                                 ------------      ------------

         Total current liabilities                  2,376,190           700,071
                                                 ------------      ------------

Long-term portion of notes payable                    782,543         2,622,738
                                                 ------------      ------------

         SHAREHOLDERS' EQUITY

Shareholders' equity:
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,615,000 shares and 3,435,000
   shares issued and outstanding,
   respectively                                         3,615             3,435
  Additional paid-in capital                        7,953,938         7,742,093
  Deficit                                          (1,158,306)         (808,025)
                                                 ------------      ------------

                                                    6,799,247         6,937,503
                                                 ------------      ------------
         Total                                   $  9,957,980      $ 10,260,312
                                                 ============      ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                        --------------------------    --------------------------
                                                                           1998           1997            1998           1997
                                                                        -----------    -----------    -----------    -----------
Fee income - net                                                        $ 2,967,675    $ 1,489,576    $ 1,046,254    $   945,435
                                                                        -----------    -----------    -----------    -----------

Expenses:

   Selling, general and
   administrative                                                         2,390,994      1,178,884        881,638        798,938

   Depreciation and amortization                                            294,707        129,275         99,912         77,461

   Interest expense - net                                                   632,255        291,291        187,281        144,941
                                                                        -----------    -----------    -----------    -----------

                                                                          3,317,956      1,599,450      1,168,831      1,021,340
                                                                        -----------    -----------    -----------    -----------

Loss before extraordinary item                                             (350,281)      (109,874)      (122,577)       (75,905)

Extraordinary item - early
extinguishment of debt                                                           --       (154,150)            --             --
                                                                        -----------    -----------    -----------    -----------

Net loss                                                                $  (350,281)   $  (264,024)   $  (122,577)   $   (75,905)
                                                                        ===========    ===========    ===========    ===========

Loss per share


   Loss before
   extraordinary item                                                   $      (.10)   $      (.05)   $      (.03)   $      (.02)

   Extraordinary item                                                            --           (.07)            --             --
                                                                        -----------    -----------    -----------    -----------

   Net loss                                                             $      (.10)   $      (.12)   $      (.03)   $      (.02)
                                                                        ===========    ===========    ===========    ===========

Weighted average number of common
shares outstanding                                                        3,505,050      2,150,201      3,588,750      3,435,000
                                                                        ===========    ===========    ===========    ===========







                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      1998             1997
                                                   -----------      -----------

Cash flows from operating activities:
 Net loss                                          $  (350,281)     $  (264,024)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Depreciation and amortization                        294,707          129,275
  Issuance of stock options                             24,900               --
  Issuance of common stock relating to
   prepayment of debt                                       --          154,150
 Change in assets and liabilities, net of
  effects of acquisition of business
  Receivables from customers and agents               (695,131)        (514,223)
  Prepaid expenses                                    (162,880)        (110,388)
  Other assets                                          10,168          (30,158)
  Accounts payable and
   accrued expenses                                    298,947          (77,363)
                                                   -----------      -----------

         Net cash used in operating
          activities                                  (579,570)        (712,731)
                                                   -----------      -----------

Cash flows from investing activities:
 Purchase of fixed assets                             (143,183)         (30,808)
 Payment for purchase of business                           --       (4,500,000)
                                                   -----------      -----------

         Net cash used in investing
          activities                                  (143,183)      (4,530,808)
                                                   -----------      -----------

Cash flows from financing activities:
 Borrowings under long-term and
  short-term debt                                       90,000        2,250,000
 Repayments of long-term and short-term
  debt                                                (553,023)              --
 Borrowings under bridge financing                          --          366,390
 Repayments of bridge financing                             --         (884,390)
 Proceeds from issuance common stock
  - net                                                105,000        7,542,729
 Payment on common stock redemption                         --           (1,198)
 Exercise of common stock warrants                      82,125               --
 Cash restricted for debt payments                     466,665               --
 Loans to officer and shareholder                      (10,000)              --
                                                   -----------      -----------

         Net cash provided by
          financing activities                         180,767        9,273,531
                                                   -----------      -----------

Net (decrease) increase in cash
 and cash equivalents                                 (541,986)       4,029,992

Cash and cash equivalents, beginning of
 period                                              1,794,338              650
                                                   -----------      -----------

Cash and cash equivalents, end of
 period                                            $ 1,252,352      $ 4,030,642
                                                   ===========      ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              -------------------------------
                                                  1998                 1997
                                              ------------           --------


Supplemental information:

  Interest paid during the period             $   742,395            $ 290,548
                                              ===========            =========

  Income taxes paid during the period         $    15,427            $   -
                                              ===========            =========


Supplemental schedule of non-cash investing and financing activities:

     Common stock issued in connection with
      acquisition of business                                        $ 385,375
                                                                     =========


     Common stock issued in connection with
      prepayment of debt                                             $ 154,150
                                                                     =========


     Issuance of stock options                $    24,900
                                              ===========































                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

NOTE 1 - BASIS OF PRESENTATION

   The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's 1997 Annual Report on Form 10-KSB. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for a full year.

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

   The following unaudited pro-forma results of operations of the Company for the nine months ended September 30, 1997 assume each of these acquisitions occurred as of January 1, 1997.

                  Net revenue                         $2,577,291
                  Net income                          $  391,097
                  Earnings per share                  $      .11



NOTE 4 - ADOPTION OF FASB STATEMENT NO. 130 "REPORTING
COMPREHENSIVE INCOME"

   The Company is exempt from the requirements of FASB Statement No. 130 since it does not have items of "other comprehensive income".