Form 10KSB40
period 1998-12-31
GENERAL CREDIT CORP
filed 1999-04-15
CIK 40511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               /x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

               / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

                New York                                     13-3895072
                --------                                     ----------
     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

                        370 Lexington Avenue, Suite 2000
                            New York, New York 10017
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 697-4441
                                 --------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


   Title of each class                            Name of each exchange on which registered
   -------------------                            -----------------------------------------
   Common Stock, Par Value $.001 per Share        OTC Electronic Bulletin Board
   Redeemable Common Stock Purchase Warrants      OTC Electronic Bulletin Board

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $4,082,871.

The aggregate market value of the voting stock held by non-affiliates of the issuer based on the closing sales price of $0.17 of such common stock as of March 22, 1999, is $469,200 based upon 2,760,000 shares of common stock held by non-affiliates. As of March 22, 1999, the Company had a total of 3,615,000 shares of Common Stock, par value $.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

                           GENERAL CREDIT CORPORATION

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

PART I............................................................................................................1
Item 1.           Description of Business.........................................................................1
Item 2.           Description of Property    .....................................................................4
Item 3.           Legal Proceedings...............................................................................5
Item 4.           Submission of Matters to a Vote of Security Holders.............................................5

PART II...........................................................................................................6
Item 5.           Market for Common Equity and Related Stockholder Matters........................................6
Item 6.           Management's Discussion and Analysis or Plan of Operation.......................................7
Item 7.           Financial Statements...........................................................................11
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................11

PART III.........................................................................................................12
Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of The Exchange Act .............................................12

Item 10.          Executive Compensation.........................................................................14

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................17

Item 12.          Certain Relationships and Related Transactions.................................................18

Item 13.          Exhibits And Reports on Form 8-K...............................................................19


SIGNATURES.......................................................................................................20

FINANCIAL STATEMENTS............................................................................................F-1


                                     PART I

Item 1.           Description of Business

GENERAL

         General Credit Corporation (the "Company") is a New York corporation organized in February 1995. From its inception through May 2, 1997, the Company's operations were limited to administrative activities. On May 2, 1997, the Company acquired substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing (the "Closing") of the Company's initial public offering of securities (the "IPO") and commenced operations. For approximately seven years, NYPF had been engaged in providing working capital financing to its customers through the discounted purchase of checks (commonly referred to as "Check Factoring"). Since May 3, 1997 the Company has provided check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. In September 1997 the Company commenced purchasing credit card sales slips on a discounted non-recourse basis. To date, the purchase of credit card sales slips ("Credit Card Sales Slips") has not been a material part of the Company's business. Upon the Closing of the IPO, the Company received net proceeds of approximately $7,200,000 in consideration for the issuance of 900,000 Units, each Unit consisting of three shares of the Company's Common Stock, par value $.001 per share (the "Common Stock") and six warrants, each warrant entitling the holder thereof to purchase one share of Common Stock at any time and from time to time through April 24, 2002 at an exercise price of $3.375 per share. Pursuant to the acquisition of substantially all of the assets of NYPF (the "NYPF Business Combination") in connection with the Closing, the Company delivered the remaining balance to close the NYPF Business Combination of $4,275,000 and issued a total of 125,000 shares of the Company's Common Stock to Gerald Nimberg, a former affiliate of NYPF and currently the Company's President and Chief Financial Officer in consideration for the business assets of NYPF.

         The information relating to NYPF herein is based solely upon information provided to the Company and its accountants by NYPF's management and accountants. From January 1992 until May 2, 1997, NYPF provided working capital financing to its customers through the discounted purchase of checks (commonly referred to as "check factoring"), generally on a non-recourse basis except to the extent of forged signatures on and stop payments of the purchased checks. NYPF's former customers, many of which are currently the Company's customers as a result of the NYPF Business Combination, are small- and medium-sized independent contracting firms located in the New York City metropolitan area and northern New Jersey area. Included among such customers are sewing contractors, wholesale distributors, independent trucking companies, printing companies, converters, healthcare providers, retailers, insurers and commercial real estate owners. The makers of the checks are manufacturers, construction firms and other businesses paying for goods or services purchased from customers.

         Occasionally, the Company purchases checks directly from the manufacturers, construction firms and other businesses themselves. The Company's customers, typical of garment industry contractors and other small-and medium-sized vendors, generally face extraordinary periodic short-term cash requirements. By factoring checks, customers can realize cash more quickly.

INDUSTRY OVERVIEW

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

OPERATING PROCEDURES

         Management estimates that the Company typically purchases checks for between 98% and 99% of the face amount of the check, depending on the amount of the check, the historical volume of checks purchased by the Company, or formerly NYPF, from that particular customer, whether the checks are presented directly by the customer or through a broker, whether the checks actually have been presented to the Company at the time of the Company's payment to the customer, and whether the checks are post-dated. Management believes that the dollar amount of checks purchased before they are presented to the Company, and post-dated checks, is not material. During 1998, the weighted average discounted purchase price is 98.9% of the face amount of the check. The difference between the face amount of the check and the Company's purchase price for the check is known as the "discount." The discount is negotiated on a case by case basis. The Company believes that its customers prefer the Company as opposed to more conventional financial institution financing as a source of funds because (i) the Company does not require complex credit agreements, credit evaluation of customers, guarantees or other credit enhancement, financial statements, collateral or a minimum borrowing base of receivables or inventory, all or some of which would typically be required by a financial institution prior to establishing an accounts receivable or asset based line of credit, and (ii) the Company provides liquidity virtually upon demand of its customers, in larger amounts daily than most financial institutions are able to supply. In an attempt to limit its exposure arising from a purchased check not being collectible, the Company's policy is rarely to purchase any check with a face amount in excess of $50,000.

         The Company's procedures include its entering into a Purchase and Sale Agreement with each customer stating the amount of the discount on checks to be purchased by the Company from the customer, and providing, among other things, that (i) the Company is not required to purchase any check having a face amount less than $2,500, or not made payable to the order of the customer, or drawn on an account of anyone other than a check maker approved by the Company, (ii) the customer is responsible for losses resulting from forged or unauthorized signatures of makers of checks or stop payments of checks, (iii) the customer represents to the Company that, among other things, it owns the checks to be sold, each check represents payment for merchandise or services actually delivered or performed for a customer of the customer in a business and not a consumer transaction, and each check is genuine and not subject to offsets or defenses. The Company offers a door-to-door armed guard delivery service upon the request of customers. Pursuant to banking resolutions and powers of attorney in favor of the Company provided by each customer, the Company endorses each purchased check beneath the endorsement of the customer before depositing it in the Company's bank account.

SOURCES OF BUSINESS; COMMISSIONED REPRESENTATIVES

         During 1998, management estimates that the Company obtained, as a percentage of its fee income, approximately 10% of its fee income from commissioned sales representatives at a weighted average commission of approximately 1 % of fee income. On September 30, 1997, the Company acquired Ace Venture, Inc., formerly a commissioned agent, for a total purchase price of $480,000, plus closing costs of $9,500 paid by the Company, consisting of $100,000 cash and the delivery of two promissory notes in the aggregate principal amount of $230,000 and $150,000, respectively, subject to adjustment in the event certain sales are not generated as a result of the acquisition. As a result of the acquisition by the Company of Ace, Dong Hyun Kang, the former owner of Ace entered into an employment agreement with the Company providing for a base salary of $130,000 per year and a bonus conditioned on certain sales activities.

COMPETITION

         The Company competes in the check factoring business with firms that provide working capital financing to small- and medium-sized businesses. Those competing firms include banks, financial institutions, commercial finance companies and factoring companies, some of which may have substantially greater financial and other resources than the Company. The Company believes, based on an informal study, that, including the Company, there are approximately 15 check factoring firms operating in the same area in which its customers are located. The Company also competes with other regional factoring companies that target clients similar to the clients of the Company, some of which have operated in the markets serviced by the Company for a longer period of time than the Company or NYPF. There can be no assurance that the Company can continue to compete successfully with its competitors.

SECURITY

         All Company employees work behind bullet-resistant plexiglass and steel partitions, and security measures for each office include safes, alarm systems and security cameras, control over entry to cash processing areas, detection of entry through perimeter openings, walls and ceilings, checking all movement in and out of secured areas, wireless phones, security guards and telephone battery back-up.

         Since the Company's business requires it to maintain a significant supply of cash in its stores, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and to provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. Daily transportation of currency and checks is provided by Company-owned armored carriers.

EMPLOYEES

         The Company's employees consist of its two executive officers, Irwin Zellermaier and Gerald Nimberg, 33 additional full-time and eight additional part-time employees. Messrs. Nimberg and

Zellermaier devote their full business time to the Company's business. David Bader was the Chief Financial Officer of the Company until his resignation in November 1998.

REGULATION

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

         During a typical week, approximately 1% of the Company's transactions require the filing of a CTR. The Company believes its computerized daily transaction reports, its staff training and supervision and its diligence and persistence in obtaining from its customers the information required to be reported assist the Company in complying with these reporting requirements, but there can be no assurance that all information reported by the Company is accurate, complete, and in accordance with such statute and regulations.

         Although some states, including New York, have established limits on check-cashing fees, management believes that the Company's discount of the face amount of checks that it purchases is within these limits. The Company is subject to all local laws and ordinances relating to weapons carried by its security guards, messengers and other employees. There can be no assurance that the Company will not be materially adversely affected by legislation or regulations enacted in the future.

Item 2.  Description of Property

         The Company is currently obligated under seven separate noncancellable real property operating lease agreements with unaffiliated third parties as follows:

         1. Lease agreement through January 31, 2002 for office space of approximately 500 square feet located 201 Allen Street (lower east side of Manhattan);
         2. Lease agreement through June 29, 2006 for office space of approximately 500 square feet located at 201-A Allen Street (lower east side of Manhattan);
         3. Lease agreement through January 31, 2001 for office space of approximately 2,000 square feet located at 499 Seventh Avenue (midtown Manhattan near the "garment district");
         4. Lease agreement through February 28, 2003 for office space of approximately 600 square feet located at 1430 Broadway (garment district);

         5. Lease agreement through February 28, 2003 for office space of approximately 1,400 square feet located at 669 Kent Avenue (Brooklyn);
         6. Lease Agreement through February 28, 2003 for office space of approximately 1,500 square feet located at 45-10 Skillman Avenue (Sunnyside, Queens); and
         7. Lease agreement through August 31, 2000 for office space of approximately 2,500 square feet located at 370 Lexington Avenue, the Company's midtown Manhattan headquarters.

         The Company's annual rental obligation in the aggregate for 1999 under the seven leases listed above is approximately $184,000, exclusive of real estate taxes, common area maintenance charges and other pass thru items.

Item 3.  Legal Proceedings

         The Company is currently a defendant in a lawsuit brought by an unaffiliated third party individual who seeks to have a parcel of improved real property located in Brooklyn, New York currently owned by the Company transferred back to the unaffiliated third party individual on the basis of fraud committed by the Company (the "Real Property Suit"). The improved real property was initially transferred to the Company in consideration for amounts owed to the Company. The unaffiliated third party individual's claim also seeks damages for "over reaching" against the Company in the amount of $1,000,000. The Company is vigorously defending the lawsuit and based on advice of its counsel, believes the action is without merit or legal basis.

         In March 1998, the Company received a demand letter from an unaffiliated third party individual regarding certain allegations advanced by this unaffiliated third party individual against the Company (the "Letter"). According to the Letter, the unaffiliated third party individual alleges he is entitled to have the Company transfer to him 750,000 shares of the Company's Common Stock due to certain breaches of agreements by the Company. The Company has received no further correspondence from this unaffiliated third party individual. If pursued, the Company intends to vigorously defend against these allegations.

         The Company is engaged from time to time as plaintiff in litigation relating to collection of returned checks. Such litigation has not historically had any material effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock and Warrants were quoted on The Nasdaq SmallCap Market ("Nasdaq") from April 28, 1997 through September 28, 1998 under the symbols "LOAN" and "LOANW". Effective at the close of business on September 28, 1998, the Company's Common Stock and Warrants were delisted from the Nasdaq SmallCap Market System due to, among other things, Nasdaq's determination that the Company could not sustain compliance with all of the requirements for continued Nasdaq listing and commenced quotation on the OTC Electronic Bulletin Board under the symbols "LOAN" and "LOANW."

         The following table sets forth the range of high and low closing sales prices of the Common Stock and Warrants as reported by Nasdaq (through September 28, 1998) and the high and low bid quotations for the Common Stock and Warrants obtained from the OTC Electronic Bulletin Board (from September 29, 1998). The quotations reflect interdealer prices, without retail mark-up, markdown or commission, and may not reflect actual transactions.

COMMON STOCK
------------
     Nasdaq SmallCap Market                            High           Low
                                                       ----           ---
     April 28, 1997 through June 30, 1997..............$3.25          $1.56
     Third Quarter, 1997...............................$2.56          $1.50
     Fourth Quarter, 1997..............................$2.53          $1.50
     First Quarter, 1998...............................$2.13          $1.13
     Second Quarter, 1998..............................$2.00          $1.00
     Third Quarter through September 28, 1998..........$1.250         $0.156

     OTC Electronic Bulletin Board                    High Bid       Low Bid
                                                      --------       -------
     September 29 and 30, 1998.........................$0.6875        $0.625
     Fourth Quarter, 1998..............................$0.71875       $0.21
     First Quarter, 1999...............................$0.40          $0.15

WARRANTS
--------
     Nasdaq SmallCap Market                            High           Low
                                                       ----           ---
     April 28, 1997 through June 30, 1997..............$0.69          $0.25
     Third Quarter, 1997...............................$0.47          $0.25
     Fourth Quarter, 1997..............................$0.50          $0.22
     First Quarter, 1998...............................$0.34          $0.16
     Second Quarter, 1998..............................$0.34          $0.16
     Third Quarter through September 28, 1998..........$0.21875       $0.03125

     OTC Electronic Bulletin Board                    High Bid       Low Bid
                                                      --------       -------
     September 29 and 30, 1998.........................$0.125         $0.125
     Fourth Quarter, 1998..............................$0.0675        $0.00001
     First Quarter, 1999...............................$0.05          $0.00001

         The approximate number of holders of record of the Company's Common Stock, as of March 24, 1999, amounts to 30, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

         The Company's independent auditors' report on the Company's consolidated financial statements for the fiscal year ended December 31, 1998, includes an explanatory paragraph stating that the Company has not complied with certain financial covenants of the Long Term Loan which have not been waived by the Affiliated Corporation. While management believes that if the Long Term Loan is called by the Affiliated Corporation, there exists sufficient collateral to repay the Long Term Loan, such an event would severely limit the Company's ability to conduct normal operations, which raises substantial doubt about the Company's ability to continue as a going concern. Notwithstanding the non-compliance with certain technical covenants of the Long Term Loan, in April 1999, the Affiliated Corporation and the Company entered into a third amendment to the Long Term Loan, which, among other things, extends the termination date of the Long Term Loan. Management believes because of the extension, among other things, that the Affiliated Corporation will continue to make funds available to the Company under the Long Term Loan. Management is also seeking additional sources of funding. No assurances can be given that the Company will be able to obtain alternate sources of funding, on a timely basis, if at all, or that the Affiliated Corporation will not call the Long Term Loan resulting in the Company being required to pay all of the outstanding amounts owed under the Long Term Loan.

RESULTS OF OPERATIONS

         Information provided below for year ended December 31, 1997 reflect the Company's check factoring operations from May 3, 1997 through December 31, 1997 (the "Operational Period") as well as the period from January 1, 1997 through May 2, 1997 when the Company's operations were limited to administrative activities (the "Administrative Period").

         For the years ended December 31, 1997 (consisting solely of operations during the Operational Period) and December 31, 1998, the Company derived fee income of approximately $2,413,000 and $ 4,083,000, respectively, from the purchase of checks and Credit Card Sales Slips. The face amount of checks purchased during the periods ended December 31, 1997 (consisting solely of operations during the Operational Period) and December 31, 1998 was approximately $220,000,000 and $372,000,000, respectively, and the face amount of Credit Card Sales Slips during the years ended December 31, 1997 and December 31, 1998 was approximately $835,000 and $6,500,000, respectively. For the year ended December 31, 1998, the Company received other income of approximately $64,000 from an unaffiliated third party for the assignment by the Company of a contract right to purchase a business.

         Selling, general and administrative expenses, including, among other expenses, amounts paid to sales representatives, payroll and related expenses and office overhead costs (including rent) during the years ended December 31, 1997 and December 31, 1998 was approximately $1,977,000 (approximately $1,928,000 of which were incurred during the Operational Period) and $3,535,000, respectively. During the years ended December 31, 1997 and December 31, 1998, selling, general and administrative expenses constituted approximately 82% and 87%, respectively, of fee income.

         For the years ended December 31, 1997 and December 31, 1998, interest expense was approximately $456,000, net of approximately $6,000 of interest income (of which approximately $269,000 was incurred during the Operational Period) and $828,000, net of approximately $98,000 of interest income, respectively. The Company's interest expense increased during 1998 due to the Company's increased borrowings to support expanded operations.

         The Company recorded a one-time non-recurring charge in the fourth quarter of 1998 of approximately $ 4.65 million, or ($ 1.32) per share. This charge, which is non-cash in nature, reflects elimination of the remaining balance of the goodwill and the covenant not to compete from the NYPF Business Combination (the "Impairment Charge"). This charge was recorded due to the Company's continuing losses since the closing of the NYPF Business Combination and the changes that the Company believes it must employ to achieve profitability. These changes include the location of additional and less expensive financing sources. This charge includes the amortization of the costs of goodwill and the covenant not to compete from the NYPF Business Combination taken by the Company during the first three quarters of 1998. The amortization of these costs has been reclassified as a charge of approximately $197,000 for the year ended 1997, ($.08) per share, for comparative purposes.

         For the years ended December 31, 1997 and December 31, 1998, the Company incurred non-cash expenses of approximately $296,000 and $4.9 million (inclusive of the Impairment Charge), respectively. In 1997 the Company incurred a non-recurring one-time expense of approximately $154,000 ($.06 per share) relating to the prepayment penalty on the early extinguishment of notes retired (the "Extraordinary Item"). Net loss for the years ended December 31, 1997 and December 31, 1998 was approximately ($395,000) and ($4,966,000), respectively, or approximately ($.16) and ($1.41) per share, respectively.

         Losses before taxes, depreciation, amortization and the Impairment Charge ("EBTDA") during the year ended December 31, 1998 was approximately $216,000, or approximately ($ .06) per share per the weighted average number of shares outstanding. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

         The Company received the net proceeds from the IPO in May 1997. During 1998 the Company financed its operations principally through (i) cash flow generated from operations; (ii) a long term working capital credit facility in the aggregate principal amount of up to $2,333,335 (the "Long Term Loan") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company; (iii) a $500,000 working capital loan (the "500,000 Loan") provided by the wife of a sales representative of the Company; and (iv) undocumented short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $5.5 million and is typically repaid with interest or uncollected bank charges daily or every few days (the "Uncollected Check Loans"). Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated Corporation.

         Pursuant to the terms of the Long Term Loan, as amended (last amended in April 1999), the Affiliated Corporation has established a credit facility in favor of the Company in the aggregate principal amount of $2,333,335. The Company has the right to borrow from the Affiliated Corporation an amount based upon funds derived from the purchase of checks by the Company. Borrowings under the Long Term Loan, as amended, bear interest at the rate of 24% per annum. Interest is payable monthly by the Company under the Long Term Loan, as amended, on the outstanding principal amount borrowed. All accrued but unpaid interest as well as all principal amount owed under the Long Term Loan, as amended, is due in April 2001. The Company may not prepay all or any part of the principal amount owed under the Long Term Loan, as amended until the Company has delivered twelve months of interest payments. Subsequent to the Company's payment of the twelve months interest, on three days prior written notice, the Company may prepay all principal amount owed under the Long Term Loan subject to a prepayment penalty of three months' interest. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's accounts receivable and certain fixtures and equipment at the Company's leased premises. The Long Term Loan requires that the Company maintain collateral in the form of uncollected purchased checks or cash in the amount of $2,333.335 (the "Collateral Requirement"). Pursuant to the Long Term Loan, the full amount of the Long Term Loan is due and payable, in the event, among other things: (i) the Company's losses (before non-cash charges) are greater than $50,000 per year or in any two consecutive quarters in a fiscal year; (ii) the Company's cash balances are less than $1.1 million (which amounts are exclusive of the Collateral Requirement); or (iii) the Company does not deliver to the Affiliated Corporation its audited financial statements before the date which is 90 days from December 31. An event of default exists under the Long Term Loan due to the Company's losses (before non-cash items) being greater than $50,000 during 1998 and the Company not delivering audited financial statements to the Affiliated Corporation prior to March 31, 1999. Although the Affiliated Corporation has not exercised any of its rights under the Long Term Loan (including its right to accelerate payment of all amounts owed by the Company under the Long Term Loan), the Affiliated Corporation has not waived its rights under the Long Term Loan. Notwithstanding these events of default, the Affiliated Corporation entered into an amendment to the Long Term Loan in April 1999 without waiving the prior defaults.

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

         During the first quarter of 1999, Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board of Directors and Gerald Nimberg, the Company's President, Chief Operating Officer and acting Chief Financial Officer provided unsecured short term working capital loans to the Company in the principal amount of $ 210,000 and approximately $15,000 (collectively the "Zellermaier and Nimberg Loans"). The principal amount of the Zellermaier and Nimberg Loans are repayable by the Company to Mr. Zellermaier and Mr. Nimberg on Mr. Zellermaier's and Mr. Nimberg's respective demand. Interest at 24% per annum is payable monthly by the Company on the Zellermaier and Nimberg Loans.

         As of December 31, 1998, the Company is obligated under several notes and advances payable in the aggregate amount of approximately $3.9 million.

         In order for the Company to grow and purchase checks, it requires capital. To date, the Company has not had adequate cash resources to satisfy the demand it perceives for its check purchasing services. The Company is currently seeking additional debt or equity financing to fund expansion of the Company's business. There can be no assurances that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to achieve profitability, fund growth, take advantage of certain acquisition opportunities or respond to competitive pressures.

         As of December 31, 1998 the Company had available cash and cash equivalents of approximately $1,336,000.

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

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Annual Report on Form 10-KSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," "expect" and "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the uncertainty associated with the Company's acquisition of additional financing, and those described in this Annual Report on Form 10-KSB and the Company's Registration Statement on Form SB-2 (SEC File No. 333- 09831) declared effective by the Securities and Exchange Commission on April 25, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of The Exchange Act


DIRECTORS AND EXECUTIVE OFFICERS

         The current directors and executive officers of the Company are as follows:


Name                              Age      Title
----                              ---      -----
Irwin Zellermaier(1)               74      Chairman, Chief Executive Officer, Director
Gerald Nimberg                     55      President, Chief Operating Officer, Acting Chief
                                           Financial Officer, Secretary, Treasurer, Director
Vincent J. Putignano(1)(2)         53      Director
Brien G. Reidy(1)(2)               47      Director
Melvyn Dobrichovsky, CPA           52      Director
Gregory E. Ronan, Esq.             50      Director


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

         IRWIN ZELLERMAIER, Chairman, Chief Executive Officer and Director of the Company since February 1995, and President of the Company from February 1995 until May 2, 1997, has been engaged in investment banking and management consulting as a sole proprietorship for more than five years. Since January 1, 1990, he has been associated as an independent contractor with Eagle Funding, a mortgage broker with respect to commercial properties.

         GERALD NIMBERG, President, Chief Operating Officer, and Director of the Company since May 2, 1997, Acting Chief Financial Officer of the Company since November 1998 and Vice President and Chief Operating Officer of NYPF since May 1993 until the Closing. From May 1992 until May 1993, he was Regional Manager of Exchange Mortgage, Inc., a residential mortgage lending firm, and from May 1991 until May 1992, he was Regional Manager of Gelt Funding, also a residential mortgage lending firm. Previously, he was a manager of various divisions of Sun Oil.

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

         MELVYN DOBRICHOVSKY, CPA, Director of the Company since November 1998, is a certified public accountant licensed in the state of New York since 1973. Prior to 1991 he was a partner in Deloitte & Touche LLP. He currently is associated with Salibello & Broder, an accounting firm based in New York, New York. Mr. Dobrichovsky provides accounting, consulting and tax services to the Company for which he received fees in 1998 totalling approximately $40,000.

         GREGORY E. RONAN, ESQ., Director of the Company since November, 1998, has been a partner at the law firm of Goddard, Ronan & Dineen since 1982. Mr. Ronan served as a trial attorney with the U.S. government until 1982. He is a 1971 cum laude graduate of Fordham University and a 1974 graduate of St. John's University Law School. Mr. Ronan was the 1976 Distinguished Graduate at U.S. Army JAGC School, in Charlottesville, Virginia. Goddard, Ronan & Dineen provides legal services to the Company for which the firm received fees in 1998 of approximately $147,000 and 105,000 shares of the Company's Common Stock..

         Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is appointed to serve until the next annual meeting of the Board of Directors and until his successor has been appointed and qualified. David Bader served as the Company's Vice President and Chief Financial Officer from June 1996 through November 19, 1998. See "Executive Compensation; Employment Contracts, Termination of Employment and Change in Control Arrangements."

CONFLICTS OF INTEREST

         None.

SIGNIFICANT EMPLOYEES

         None.

FAMILY RELATIONSHIPS

         None.

OTHER:  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

COMPLIANCE WITH SECTION 16(a)

         To the Company's knowledge, for the fiscal year ended December 31, 1998, and for the period ended March 24, 1999, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

DIRECTOR COMPENSATION

         No amounts have been paid to directors for attendance at meetings.

EXECUTIVE OFFICER COMPENSATION

         Other than Mr. Zellermaier, who received total cash compensation of $135,678 in 1998 and $101, 298 in 1997 and Mr. Nimberg who received total cash compensation of $125,731 in 1998, no officer or director employed by the Company received salary and bonus exceeding in the aggregate $100,000 in the fiscal years 1998, 1997 or 1996. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Zellermaier and Mr. Nimberg.

                                            SUMMARY COMPENSATION TABLE

                                                                                              Long Term
                                          Annual Compensation                            Compensation Awards
-------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
Name and Principal                                              Other Annual        Underlying        All Other
Position                     Year      Salary      Bonus      Compensation (1)     Options/SARs      Compensation
===================================================================================================================
Irwin Zellermaier,           1998     $135,678      --           $50,941             100,000/0            --
Chairman, Chief
Executive Officer and       ---------------------------------------------------------------------------------------
Director of the              1997     $101,298      --           $31,466              75,000/0            --
Company since February
1995.                       ---------------------------------------------------------------------------------------
President from February      1996        --         --              --                  --               --
1995 until May 1997.
-------------------------------------------------------------------------------------------------------------------
Gerald Nimberg,              1998     $125,731      --           $11,532             100,000/0            --
President and Chief
Operating Officer of the    ---------------------------------------------------------------------------------------
Company since May            1997      $75,374      --              --                65,000/0            --
1997 and Chief Financial    ---------------------------------------------------------------------------------------
Officer of the Company       1996        --         --              --                 --                --
since November 1998.
===================================================================================================================


(1) Represents payments made for Mr. Zellermaier's and Mr. Nimberg's and their dependents' medical insurance, Mr. Zellermaier's and Mr. Nimberg's automobile expense allowance and insurance covering Mr. Zellermaier's life, the beneficiary of which is not the Company.

                     STOCK OPTION GRANTS IN FISCAL YEAR 1998

     The following table sets forth information concerning stock option grants made during 1998 to Messrs. Zellermaier and Nimberg.

                                 Number of
                                Securities        Percent of Total         Market
                                Underlying       Options Granted to       Price on      Exercise or
                                 Options             Employees            Date of       Base Price      Expiration
Name                            Granted(1)         In Fiscal Year         Grant ($)         ($)            Date
----                            ----------         --------------         ---------         ---            ----
Irwin Zellermaier                100,000                44.4%               $1.625        $1.625        May 11,2001
Gerald Nimberg                   100,000                44.4%               $1.625        $1.625        May 11,2001
TOTAL                            200,000                88.8%


1)  All  options are non-qualified options.


                   STOCK OPTION EXERCISES IN FISCAL YEAR 1998
                        AND FISCAL YEAR END OPTION VALUES

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1998 held by Messrs. Zellermaier and Nimberg. Neither Mr. Zellermaier nor Mr. Nimberg exercised any options during the year ended December 31, 1998.

                                                                                           Value of Unexercised
                              Shares                        Number of Unexercised          In-the-money Options
                             Acquired        Value            Options at FY-end                  at FY-end
Name                        on Exercise     Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
----                        -----------     --------      -------------------------      -------------------------
Irwin Zellermaier               --            --              175,000 / 0                      $0 / $0

Gerald Nimberg                  --            --              165,000 / 0                      $0 / $0

TOTAL                                                         340,000 / 0                      $0 / $0


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS

         In June 1996, Irwin Zellermaier entered into a ten-year employment agreement with the Company. Under the terms of the agreement, Mr. Zellermaier serves as the Chairman and Chief Executive Officer of the Company and receives an annual base salary of $160,000 per annum. The employment agreement with Mr. Zellermaier further provides that Mr. Zellermaier shall receive bonuses and such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage, life insurance benefits and an automobile expense allowance.. Further pursuant to the terms of his employment agreement, Mr. Zellermaier has agreed not to compete with the Company during the term of his employment with the Company and for a three-year period thereafter. In May 1998, Mr. Zellermaier's employment agreement was amended to provide that, if his employment is terminated by the Company for cause (as defined in the agreement) or by voluntary unilateral decision by the employee without cause, then Mr. Zellermaier is entitled to his base salary under the agreement earned, accrued vacation, and reimbursements of expenses, through the date of termination. In addition, the amended employment agreement with Mr. Zellermaier provides that, if his employment is otherwise terminated, Mr. Zellermaier is entitled to receive, in one lump sum payment, three times his compensation (base salary plus bonus) paid by the Company to Mr. Zellermaier for the fiscal year prior to termination and all applicable allowances and reimbursements to the date of termination. Furthermore, the amended agreement provides that, in the event Mr. Zellermaier exercises his right to terminate due to a change of control (as defined in the agreement), Mr. Zellermaier agrees to consult with the Company for a period of at least two years.

         Effective May 2, 1997, the date of the closing of the Company's initial public offering of securities (the "Closing"), Gerald Nimberg and the Company entered into a ten-year employment agreement which will terminate on May 2, 2007, pursuant to which Mr. Nimberg is to serve as the President and Chief Operating Officer of the Company. The employment agreement with Mr. Nimberg provides that Mr. Nimberg shall receive an annual base salary of $120,000 per annum, commencing on May 2, 1997, with annual adjustments for increases in the Consumer Price Index. The employment agreement with Mr. Nimberg further provides for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical insurance coverage and an automobile expense allowance. Pursuant to the employment agreement with Mr. Nimberg, on the date of the Closing, the Company became obligated to loan to Mr. Nimberg the sum of $250,000 (which amount has been amended to $60,000). To date, the Company has loaned to Mr. Nimberg the $60,000 amount, which sum, with simple interest calculated on the basis of the annual rate of 9%, which annual rate was amended from 24% per annum, is to be repaid by Mr. Nimberg to the Company through payroll deductions over a period of time no longer than ten years, interest only being payable during the first two years. Further pursuant to the terms of his employment agreement, Mr. Nimberg has agreed not to compete with the Company during the term of his employment with the Company and for a three-year period thereafter. In May 1998, Mr. Nimberg's employment agreement was amended to provide that, if his employment is terminated by the Company for cause (as defined in the agreement) or by voluntary unilateral decision by Mr. Nimberg without cause, then Mr. Nimberg is entitled to his base salary under the agreement earned, accrued vacation, and reimbursements of expenses, through the date of termination. In addition, the amended employment agreement with Mr. Nimberg provides that, if his employment is otherwise terminated, Mr. Nimberg is entitled to receive, in one lump sum payment, three times his total compensation (base salary plus bonus) paid by the Company to Mr. Nimberg for the fiscal year prior to termination and all applicable allowances and reimbursements to the date of termination. Furthermore, the amended agreement provides that, in the event Mr. Nimberg exercises his right to terminate due to a change of control (as defined in the agreement), Mr. Nimberg agrees to consult with the Company for a period of at least two years.

         From June 1996 until November 19, 1998, David Bader served as the Vice President and Chief Financial Officer of the Company pursuant to the terms of an employment agreement which was terminated on November 19, 1998. Pursuant to the agreement, Mr. Bader was entitled to receive an annual base salary of $85,000 per annum effective May 2, 1997. The employment agreement with Mr. Bader further provided for payment of bonuses and for such other fringe benefits as are paid to other executive officers of the Company, in the form of medical coverage and an automobile expense allowance of $150 per month, the aggregate value of which was approximately $7,240 per annum. Further pursuant to the terms of his employment agreement, Mr. Bader agreed not to compete with the Company during the term of his employment with the Company and for a three-year period thereafter. Effective November 19, 1998, David Bader and the Company mutually agreed that in consideration for Mr. Bader's resignation as the Company's Vice President, Chief Financial Officer and member of the Company's Board of Directors, the Company paid to Mr. Bader a lump sum amount of $68,274. Contemporaneous with Mr. Bader's resignation, the Company entered into a consulting agreement with Mr. Bader which provides, among other things, for the payment to Mr. Bader of $1,801 per week for a period of 40 weeks, commencing January 1, 1999. Mr. Nimberg, the Company's President and Chief Operating Officer, assumed the position of Acting Chief Financial Officer pending the identification by the Company of a replacement for David Bader.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of March 24, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; and (iii) Messrs. Zellermaier and Nimberg, the only persons named in the Summary Compensation Table; and (iv) officers and directors as a group:

                             PRINCIPAL SHAREHOLDERS


Name and Address                             Shares of Common Stock      Percent
of Beneficial Owner                         Beneficially Owned(1)(2)      Owned
-------------------                         ------------------------      -----
Irwin Zellermaier                                  555,000  (3)          14.64%
211 East 70th Street
New York, NY 10021
Gerald Nimberg                                     280,000  (4)           7.41%
1009 Owl Place
Cherry Hill, NJ 08003
Vincent J. Putignano                                10,000  (5)           0.28%
907 Palmer Avenue
Mamaroneck, NY 10543
Brien G. Reidy                                      10,000  (6)           0.28%
Seven Miller Lane West
East Hampton, NY 11937
Melvyn Dobrichovsky                                      0                   0%
Salibello & Broder, CPA's
810 7th Avenue, 27th Floor
New York, New York  10019
Gregory Ronan                                            0  (7)              0%
Goddard, Ronan & Dineen, P.C.
201 East 42nd Street
New York, New York  10017
All Officers and Directors as a Group (6)          855,000               21.51%
Total number of  shares outstanding              3,615,000
as of March 25, 1999

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 24, 1999 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) Assumes no exercise of the 5,400,000 Common Stock Purchase Warrants currently outstanding.
(3) Includes 175,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Zellermaier.
(4) Includes 165,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Nimberg. Does not include 20,100 shares or 3,000 Warrants owned by Ann Nimberg, Gerald Nimberg's wife, over which Gerald Nimberg disclaims beneficial ownership. Does not include 10,000 shares owned by Richard Nimberg, Gerald Nimberg's adult brother, over which Gerald Nimberg disclaims beneficial ownership.
(5) Includes 10,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Putignano.
(6) Includes 10,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Reidy.
(7) Does not include 105,000 shares of the Company's Common Stock owned by Goddard, Ronan & Dineen, with whom Mr. Ronan is a partner, but over which Mr. Ronan disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions

         Pursuant to the employment agreement between Gerald Nimberg and the Company, at the Closing, the Company became obligated to loan to Mr. Nimberg the sum of $250,000 (amended to $60,000), $60,000 of which has been loaned to date (the "Closing Loan") which sum, with simple interest calculated on the basis of the annual rate of 9% is to be repaid by Mr. Nimberg to the Company through payroll deductions over a period of time no longer than ten years, interest only being payable during the first two years. Mr. Nimberg is current with respect to his repayment obligations under the Closing Loan.

         Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated Corporation. Pursuant to the terms of the Long Term Loan, the Affiliated Corporation has established a credit facility in favor of the Company in the aggregate principal amount of approximately $2.3 million. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

         During the first quarter of 1999, Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board of Directors and Gerald Nimberg, the Company's President, Chief Operating Officer and acting Chief Financial Officer provided unsecured short term working capital loans to the Company in the principal amount of $ 210,000 and approximately $15,000 (collectively the "Zellermaier and Nimberg Loans"). The principal amount of the Zellermaier and Nimberg Loans are repayable by the Company to Mr. Zellermaier and Mr. Nimberg on Mr. Zellermaier's and Mr. Nimberg's respective demand. Interest at 24% per annum is payable monthly by the Company on the Zellermaier and Nimberg Loans.

         During 1998, Mel Dobrichovsky, CPA, a director of the Company since November, 1998, was paid an aggregate sum of approximately $40,000 for accounting services provided to the Company. The Company intends to engage Mel Dobrichovsky to continue to provide services to the Company during 1999.

         During 1998 the law firm of Goddard Ronan & Dineen, P.C. (the "Goddard Firm") provided legal services to the Company and was paid an aggregate sum of approximately $147,000 for such services. Gregory E. Ronan, a director of the Company since November, 1998, is a partner with the Goddard Firm. The Company intends to continue to engage the Goddard Firm to provide services to the Company during 1999. In July 1998, the Company sold 105,000 shares of its Common Stock to the Goddard Firm in exchange for $105,000 in cash which the Company returned to the Goddard Firm as a retainer for legal services and in exchange for an agreement with the Goddard Firm whereby the Goddard Firm has agreed to render legal services to the Company at a 10% discount to its standard hourly rates.

Item 13. Exhibits And Reports on Form 8-K

(a)      Documents filed as part of this report

         1.   Financial Statements

              See Financial Statements commencing at page F-1.

         2.   Exhibits:

              See Exhibit Index. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

         1. Current Report on Form 8-K dated November 19, 1998 regarding the resignation of David Bader and the appointment to the Board of Directors of Melvyn Dobrichovsky and Gregory E. Ronan.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENERAL CREDIT CORPORATION

Date: April 14, 1999                  By: /s/ Irwin Zellermaier
                                          --------------------------------------
                                      Irwin Zellermaier, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                               Title                                           Date
---------                               -----                                           ----
/s/ Irwin Zellermaier                   Chairman, Chief Executive                       April 14, 1999
---------------------
Irwin Zellermaier                       Officer, Director

/s/ Gerald Nimberg                      President, Chief Operating                      April 14, 1999
------------------                      Officer, Secretary, Treasurer, Chief
Gerald Nimberg                          Financial Officer, Chief
                                        Accounting Officer, Director


/s/ Vincent J.  Putignano               Director                                        April 14, 1999
-------------------------
Vincent J. Putignano

/s/ Brien G.  Reidy                     Director                                        April 14, 1999
-------------------
Brien G. Reidy

/s/ Melvyn Dobrichovsky                 Director                                        April 14, 1999
Melvyn Dobrichovsky

/s/ Gregory E. Ronan                    Director                                        April 14, 1999
--------------------
Gregory E. Ronan


                                  EXHIBIT INDEX

Exhibit
Number            Exhibit Description
------            -------------------
2.1*              Amended and Restated Asset Purchase Agreement dated as of February 19, 1996 among New York
                  Payroll Factors, Inc., Gerald Schultz, Gerald Nimberg, and the Company.
2.2*              Amendment to Amended and Restated Asset Purchase Agreement dated as of September 6, 1996 among New York Payroll Factors, Inc. and the Company.
2.3*              Second Amendment to Amended and Restated Asset Purchase Agreement dated as of January 30,
                  1997 among New York Payroll Factors, Inc. and the Company.
2.4(2)            Contract for Sale of Business between the Company and Ace dated September 30, 1997.
3.1*              Certificate of Incorporation of the Company.
3.2*              Certificate of Amendment of Certificate of Incorporation of the Company.
3.3*              Amended and Restated By Laws of the Company.
10.1*(1)          Employment Agreement dated as of June 1, 1996 between the Company and Irwin Zellermaier.
10.2*(1)          Employment Agreement dated as of June 1, 1996 between the Company and David Bader.
10.3*             Lease Agreement dated January 13, 1992 between 201 Allen Street Associates, as Landlord, and
                  Mersa Corp., as Tenant.
10.4*             Lease Agreement dated as of January 31, 1996 between Benjamin P. Feldman as Receiver for 491-
                  499 Seventh Avenue, as Owner, and G.S. Capital Corp., as Tenant.
10.5*             Lease Agreement dated as of May 4, 1995 between Millinery Syndicate, Inc., as Owner, and Meryka,
                  Inc., as Tenant.
10.6*             Agreement dated as of February 1, 1996 between New York Payroll Factors, Inc. and Ace Venture,
                  Inc.
10.7*             Promissory note and option grant agreement dated February 7, 1996 made by the Company to David
                  A. Viets.
10.8*             Promissory note and option grant agreement dated February 7, 1996 made by the Company to M. S.
                  Chen.
10.9*             Promissory note and option grant agreement dated February 19, 1996 made by the Company to Dr.
                  Isreal Kazew.
10.10*            Promissory note and option grant agreement dated February 22, 1996 made by the Company to John
                  G. Watson.
10.11*            Promissory note and option grant agreement dated February 29, 1996 made by the Company to
                  Dominic Ricci.
10.12*            Promissory note and option grant agreement dated March 4, 1996 made by the Registrant to Anthony
                  Fazio.
10.13*            Promissory note and option grant agreement dated April 2, 1996 made by the Registrant to Regis
                  Ferguson.
10.14*            Promissory note and option grant agreement dated May 14, 1996 made by the Registrant to
                  Christopher J. Wetzel.
10.15*            Form of Agreement regarding Restriction on Transferability of Shares.
10.16*(1)         Form of Employment Agreement between the Company and Gerald Nimberg.
10.17*            Promissory note and option grant agreement dated April 23, 1996 made by the Registrant to Yung
                  I. Park, M.D.
10.18*            Promissory Note dated September 23, 1996 made by the Company to Walter G. Romano, Jr.
10.19*            Promissory Note dated September 30, 1996 made by the Company to Nick Balson.
10.20*            Promissory Note dated February 28, 1997 made by the Company to Ronald M. Stein.
10.21*            Promissory Note dated February 28, 1997 made by the Company to Robert Stein.
10.22*            Promissory Note dated February 28, 1997 made by the Company to Eric Stein.
10.23*            Promissory Note dated February 28, 1997 made by the Company to Kinserd Limited Partnership.


RESTUBED TABLE

10.24*            Promissory Note dated February 28, 1997 made by the Company to S.J. Workman.
10.25*            Promissory Note dated February 28, 1997 made by the Company to Dan Cohen.
10.26*            Promissory Note dated February 28, 1997 made by the Company to Jeffrey D. Greenhawt.
10.27*            Promissory Note dated February 28, 1997 made by the Company to Jack S. Greenman.
10.28*            Promissory Note dated February 28, 1997 made by the Company to Thomas Zotos.
10.29*            Promissory Note dated February 28, 1997 made by the Company to Reynaldo Martinez.
10.30*            Redemption Agreement dated as of February 15, 1997 by and among the Registrant, Irwin
                  Zellermaier, David Bader and D.P. Morton & Associates LLC.
10.31*            Common Stock Redemption Agreement dated as of December 30, 1996 by and among the Company,
                  JMB Holding Inc. and Wall Street Equities, Inc.
10.32*            Extension of Lease dated as of January 17, 1997 between Allen House, Inc., as agent for Landlord and Mersa Corp., as Tenant.
10.33(2)          Promissory Note made by the Company to Dong Hyun Kang dated September 30, 1997 in the principal amount of $230,000.00
10.34(2)          Promissory Note made by the Company to Sue Yi dated September 30,1997 in the principal amount of $150,000.00.
10.35             Reserved.
10.36(3)          Lease Agreement dated April 30, 1997 between 370 Lex, L.L.C., as Landlord, and Carly Holdings,
                  Inc., as Tenant.
10.37(3)          Lease Agreement dated December 31, 1997 between Realties 1430, as Landlord, and Carly Holdings,
                  Inc., as Tenant.
10.38(1)(3)       Amendment No. 1 to Employment Contract between the Company and David Bader (1)
10.39(3)          Loan Agreement dated February 10, 1998 between the Company and Links Court #1 Associates in the principal amount of $2,600,000.00.
10.40(3)          Promissory Note made by the Company to Links Court #1 Associates dated February 10, 1998 in the principal amount of $2,600,000.00.
10.41(4)          Loan and Security Agreement dated as of June 30, 1998 among Sterling National Bank, General
                  Credit Corporation and G.S. Capital Corporation.
10.42(5)          Amendment No. 1 to Employment Contract dated May 13, 1998 between the Company and Irwin
                  Zellermaier.
10.43(5)          Amendment No. 2 to Employment Contract dated May 13, 1998 between the Company and Gerald
                  Nimberg.
10.44(6)          Amendment No. 2 to Employment Contract dated November 2, 1998 between the Company and
                  David Bader
21.1+             Subsidiaries of Registrant.
27.1+             Financial Data Schedule for the Company as of and for the Year Ended December 31, 1998.
------------
*    Incorporated by reference to the Company's Registration Statement on Form
     SB-2 declared effective on April 25, 1997 by the Securities and Exchange
     Commission, SEC File NO. 333-09831.
(1)  Contracts with executive officers.
(2)  Incorporated by reference to the Company's Current Report on Form 8-K dated
     October 10, 1998.
(3)  Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(4)  Incorporated by reference to the Company's Current Report on Form 8-K dated
     June 30, 1998.
(5)  Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.
(6)  Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

+ Filed herewith.


                          Independent Auditors' Report



Board of Directors
General Credit Corporation


                  We have audited the accompanying consolidated balance sheet of GENERAL CREDIT CORPORATION AND SUBSIDIARIES as at December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Credit Corporation and Subsidiaries as at December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not complied with certain financial covenants of its loan agreement with its primary lender which have not been waived. While there is sufficient collateral to repay the loan if it is called by the lender, management believes that such an event would severely limit the Company's ability to conduct normal check cashing and credit card purchase operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              Cornick, Garber & Sandler, LLP
                                              ------------------------------
                                              CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 26, 1999
(Except for Note 7, for which
the date is April 14, 1999)

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS AT DECEMBER 31, 1998

                                     ASSETS
                                     ------
                                    (NOTE 7)

Current assets:
    Cash and cash equivalents                                                                         $1,335,548
    Certificates of deposit                                                                              212,819
    Restricted cash and uncleared checks (Notes 2 and 7)                                               2,333,335
    Receivables from customers and agents (Notes 8 and 12)                         $1,675,684
    Less allowance for doubtful accounts                                               50,369          1,625,315
                                                                                -------------
    Prepaid expenses and other current assets                                                             95,142
                                                                                                    ------------

           Total current assets                                                                        5,602,159

Fixed assets, at cost, less accumulated depreciation
    and amortization  (Notes 3 and 7)                                                                    310,646
Notes receivable from officer (Note 5)                                                                    58,900
Goodwill and other intangibles, net (Notes 2 and 14)                                                     393,916
Other assets (Note 6)                                                                                    128,088
                                                                                                    ------------

           Total                                                                                      $6,493,709
                                                                                                    ============

                                   LIABILITIES
                                   -----------

Current liabilities:
    Notes and advances payable (Note 7)                                                               $3,114,615
    Accounts payable and accrued expenses                                                                527,442
                                                                                                    ------------

           Total current liabilities                                                                   3,642,057

Long-term portion of notes and advances payable (Note 7)                                                 768,074

Commitments and contingencies (Notes 5 and 11)

                              SHAREHOLDERS' EQUITY
                              --------------------

Shareholders' equity:
    Common shares, $.001 par value, 20,000,000 shares
       authorized, 3,615,000 shares issued and outstanding                         $    3,615
    Additional paid-in capital                                                      7,953,938
    Stock subscription receivable (Note 11)                                           (99,778)
    Deficit                                                                        (5,774,197)         2,083,578
                                                                                 ------------       ------------

           Total                                                                                      $6,493,709
                                                                                                    ============

               The accompanying notes are an integral part of the
                             financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                   1998              1997*
                                                                                   ----              -----
Fee income, net                                                                $ 4,082,871        $ 2,412,672
                                                                            --------------     --------------

Selling, general and administrative expenses                                     3,534,662          1,976,743

Depreciation and amortization                                                       99,400             24,296
                                                                            --------------     --------------

                                                                                 3,634,062          2,001,039
                                                                            --------------     --------------

           Income from operations                                                  448,809            411,633

Other income (expenses):
    Interest expense (net of interest income of $98,194
      in 1998 and $5,936 in 1997)                                                 (827,630)          (456,013)
    Other                                                                           63,750
                                                                            --------------     --------------
           Loss before write-off of goodwill and related
               intangible asset and extraordinary item                            (315,071)           (44,380)

Write-off of goodwill and related intangible asset (Note 14)                    (4,651,101)          (196,590)
                                                                            --------------     --------------

           Loss before extraordinary item                                       (4,966,172)          (240,970)

Extraordinary item - early extinguishment
    of debt (Note 7)                                                                   --            (154,150)
                                                                            --------------     --------------

           Net loss                                                            $(4,966,172)       $  (395,120)
                                                                            ==============     ==============

Loss per share:
    Before extraordinary item                                                  $     (1.41)       $      (.10)
    Extraordinary item                                                                  --               (.06)
                                                                            --------------     --------------

           Net loss                                                            $     (1.41)       $      (.16)
                                                                           ===============    ===============

Weighted average number of common
    shares outstanding (Note 2)                                                  3,530,423          2,474,041
                                                                           ===============    ===============

* The Company began its financing operations on May 2, 1997 (see Note 1). The 1997 statement of operations has been reclassified to separately reflect the amortization of certain intangible assets (see Note 14).


               The accompanying notes are an integral part of the
                             financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                  Common Stock               Additional                               Stock
                                           -----------------------             Paid-in                             Subscription
                                             Shares         Amount             Capital           Deficit            Receivable
                                             ------         ------             -------           -------            ----------
Balance, January 1,1997                     1,758,000      $  1,758       $      11,176       $   (412,905)

Redemption of common
    shares (Note 9)                        (1,198,000)       (1,198)

Units issued in public offering,
    net of costs (Note 9)                   2,700,000         2,700           7,156,567

Shares issued in connection
    with acquisition (Note 4)                 125,000           125             385,250

Shares issued in connection
    with the prepayment of
    debt (Note 7)                              50,000            50             154,100

Options issued to consultants
     (Note 9)                                                                    35,000

Net loss for the year ended
    December 31, 1997                                                                             (395,120)
                                       --------------     ---------      --------------       ------------

Balance, December 31, 1997                  3,435,000         3,435           7,742,093           (808,025)

Options issued to consultants
    (Note 9)                                                                     24,900

Shares issued in connection
    with the exercise of
    warrants                                   75,000            75              82,050

Shares issued for prepaid
    legal services (Note 11)                  105,000           105             104,895

Stock subscription receivable
    (Note 11)                                                                                                        $(99,778)

Net loss for the year ended
    December 31, 1998                                                                           (4,966,172)
                                       --------------      --------      --------------       ------------        -----------

Balance, December 31, 1998                  3,615,000        $3,615          $7,953,938        $(5,774,197)          $(99,778)
                                       ==============      ========      ==============       ============        ===========

(RESTUBBED TABLE)
                                                                                          Total
                                                                                       Shareholders'
                                                                                          Equity
                                                                 Deferred                (Capital
                                                              Offering Costs            Deficiency)
                                                              --------------            -----------
Balance, January 1,1997                                          $(383,462)         $   (783,433)

Redemption of common
    shares (Note 9)                                                                       (1,198)

Units issued in public offering,
    net of costs (Note 9)                                          383,462             7,542,729

Shares issued in connection
    with acquisition (Note 4)                                                            385,375

Shares issued in connection
    with the prepayment of
    debt (Note 7)                                                                        154,150

Options issued to consultants
     (Note 9)                                                                             35,000

Net loss for the year ended
    December 31, 1997                                                                   (395,120)
                                                             -------------          ------------

Balance, December 31, 1997                                              --             6,937,503

Options issued to consultants
    (Note 9)                                                                              24,900

Shares issued in connection
    with the exercise of
    warrants                                                                              82,125

Shares issued for prepaid
    legal services (Note 11)                                                             105,000

Stock subscription receivable
    (Note 11)                                                                            (99,778)

Net loss for the year ended
    December 31, 1998                                                                 (4,966,172)
                                                              ------------          ------------

Balance, December 31, 1998                                       $      --           $ 2,083,578
                                                              ============          ============

               The accompanying notes are an integral part of the
                             financial statements.

                                       GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                       1998                1997*
                                                                                       ----                -----
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS

Cash flows from operating activities:
    Net loss                                                                       $(4,966,172)        $  (395,120)
    Adjustment to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                                    99,400              24,296
       Issuance of stock options                                                        24,900              35,000
       Issuance of common stock relating to prepayment
          of debt                                                                                          154,150
       Bad debt expense                                                                100,000              40,000
       Write-off of goodwill and related intangible asset
          (Note 14)                                                                  4,651,101             196,590
       Change in assets and liabilities, net of effects of
       acquisition of businesses:
          Receivables from customers and agents                                     (1,033,587)           (731,728)
          Prepaid expenses                                                             (25,834)            (69,308)
          Other assets                                                                 (43,062)            (72,296)
          Accounts payable and accrued expenses                                        126,854             129,743
                                                                                 -------------     ---------------

               Net cash used for operating activities                               (1,066,400)           (688,673)
                                                                                 -------------     ---------------

Cash flows from investing activities:
    Investment in certificates of deposit                                             (212,819)
    Purchase of fixed assets                                                          (179,929)           (123,891)
    Payment for purchases of businesses                                                                 (4,609,500)
    Loans to officer                                                                   (10,000)            (50,000)
    Collections of loans to officer                                                      1,100
                                                                                 -------------     ---------------

               Net cash used for investing activities                                 (401,648)         (4,783,391)
                                                                                 -------------     ---------------

Cash flows from financing activities:
    Borrowings under long-term and short-term debt agreements                        1,259,951           2,550,000
    Repayments of long-term and short-term debt                                       (299,483)             (7,779)
    Borrowings under bridge financing                                                                      366,390
    Repayments of bridge financing                                                                        (884,390)
    Net proceeds from issuance of units in public offering
       (less offering costs paid of $557,271 in 1997)                                                    7,542,729
    Redemption of common stock                                                                              (1,198)
    Proceeds from exercise of warrants                                                  82,125
    Cash restricted for debt payments                                                  (33,335)         (2,300,000)
                                                                                 -------------     ---------------

               Net cash provided by financing activities                             1,009,258           7,265,752
                                                                                 -------------     ---------------

Net increase (decrease) in cash and cash equivalents                                  (458,790)          1,793,688

Cash and cash equivalents, January 1                                                 1,794,338                 650
                                                                                 -------------     ---------------

Cash and cash equivalents, December 31                                             $ 1,335,548         $ 1,794,338
                                                                                 =============     ===============

Supplemental disclosure of interest paid during the year                           $   956,906         $   427,338
                                                                                 =============     ===============

*Reclassified for comparative purposes.

               The accompanying notes are an integral part of the
                             financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     The Company
----         -----------

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


NOTE 2 -     Summary of Significant Accounting Policies
------       ------------------------------------------

             Principles of Consolidation and Operations
             ------------------------------------------

             The consolidated financial statements include the accounts of General Credit Corporation and its subsidiaries, all of which are wholly-owned. The Company is engaged in providing working capital financing to its customers through the discounted purchase of checks made payable to the Company's customers and, to a lesser extent, the discounted purchase of credit card sales slips. Gross proceeds from the purchase of these checks and credit card sales slips during 1998 are estimated to be approximately $372 million in checks and $6.5 million in credit card slips and for the period from the acquisition of NYPF on May 2, 1997 to December 31, 1997 are estimated to be approximately $220 million in checks and $835,000 in credit card slips. The Company's customers primarily comprise numerous small and medium sized contracting firms located in the New York metropolitan area and other northern New Jersey areas. Revenues, which are comprised of the discounted portion of checks and credit card sales slips purchased, are recognized when payment for them is made to the Company.

             Basis of Presentation
             ---------------------

             The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

             As discussed in Note 7(b), the Company has not complied with certain financial covenants of its loan agreement with its primary lender which have not been waived. While there is sufficient collateral to repay the loan if it is called by the lender, management believes that such an event would severely limit the Company's ability to conduct normal check cashing and credit card purchase operations. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that since the lender has amended the agreement in April 1999, with the collateral in the form of checks or cash equal to the amount of the loan, the lender will continue to make funds available to the Company. Management is also seeking alternative sources of financing and/or capital. However, no assurances can be given as to the lender's future actions or to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -     Summary of Significant Accounting Policies (Continued)
------       -----------------------------------------------------

             Fixed Assets
             ------------

             Fixed assets are recorded at cost. Expenditures for additions and betterments are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (vehicles, 3 years, equipment, furniture and fixtures, 7 years leasehold improvements over the remaining lives of the leases). Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

             Intangible Assets
             -----------------

             The net assets of businesses acquired are recorded at their fair value at the acquisition date and any excess of acquisition costs over the value of identifiable net assets acquired is recorded as goodwill which is being amortized on a straight-line basis over twenty years. At December 31, 1998, goodwill was $217,983, net of accumulated amortization of $14,017.

             Amounts paid for covenants not-to-compete are stated at cost and are amortized using the straight-line method over the non-compete period of five years. At December 31, 1998, covenants not-to-compete were $175,933, net of accumulated amortization of $56,067.

             The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows for each related business. Based upon its most recent analysis, in the fourth quarter of 1998 the Company wrote off the goodwill and remaining covenant not-to-compete related to the NYPF acquisition (see Note 14). The Company believes that no impairment of goodwill exists at December 31, 1998 for the goodwill and covenant not-to-compete related to the acquisition of Ace Venture, Inc.

             Cash and Cash Equivalents
             -------------------------

             The Company considers all highly liquid debt instruments, purchased with original maturities of three months or less, to be cash equivalents. At December 31, 1998, the Company had $2,333,335 in restricted cash and uncleared checks which collateralize a portion of the Company's indebtedness (see Note 7); these are not considered cash equivalents.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -     Summary of Significant Accounting Policies (Continued)
------       -----------------------------------------------------

             Concentration of Credit Risk
             ----------------------------

             Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and cash deposits. Cash balances are held principally at one financial institution and usually exceed FDIC insured amounts.

             The Company believes the concentration of credit risk with respect to receivables from customers is limited due to the large number of customers comprising the Company's customer base and the fact that no single customer represents more than 5% of the total. The Company performs ongoing informal background and financial evaluations of its customers and does not require collateral. The Company's agency agreements (see Note 8), have generated approximately 30.0% and 21.2% of its fee income in 1998 and 1997, respectively. The loss of these arrangements could have a significant impact on the Company's financial position and results of operations.

             Fair Value of Financial Instruments
             -----------------------------------

             Cash and cash equivalents and receivables are reflected in the accompanying balance sheets at amounts considered by management to reasonably approximate fair value. It is not practicable to assess the fair value of the Company's notes payable (see Note 7) because management believes such debt is not readily marketable due to the nature of its incurrence.

             Uses of Estimates
             -----------------

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

             Loss Per Share
             --------------

             Loss per share has been computed by dividing net losses by the weighted average number of common shares outstanding. The effect of outstanding stock options and warrants is not included in the per share calculations as it would be anti-dilutive.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 -     Fixed Assets
------       ------------

             Fixed assets consist of the following at December 31, 1998:

                 Furniture, fixtures and office equipment            $238,870
                 Leasehold improvements                                96,078
                 Vehicles                                              26,871
                                                                   ----------

                    Total                                             361,819

             Less accumulated depreciation and amortization           (51,173)
                                                                   ----------

                    Net                                              $310,646
                                                                   ==========

             Depreciation expense for the year ended December 31, 1998 and 1997 was $41,186 and $9,987, respectively.

NOTE 4 -     Acquisitions
------       ------------

             NYPF
             ----

             On January 13, 1997, the Company and NYPF entered into a definitive agreement to acquire NYPF for $4,500,000 in cash and 125,000 shares of common stock. The acquisition of NYPF was closed in May 1997 upon the conclusion of the public offering (Note 9). The value assigned to the shares issued was $3.083 a share, which equals their value in the public offering. This acquisition was treated as a purchase for accounting purposes and the operations of NYPF have been included in the consolidated statement of operations from May 2, 1997. The Company recorded goodwill of $4,497,691 and a covenant not-to-compete of $350,000 relating to the NYPF acquisition, the unamortized portion of which has been written off in 1998 (see Note
             14).

             Ace Venture, Inc. ("Ace")
             ------------------------

             On September 30, 1997, the Company acquired the operations of Ace (an exclusive sales agent of the Company) for $489,500 (which includes legal costs of $9,500). The purchase price was paid for by the Company by its issuance of notes totalling $380,000 and cash of $109,500. The notes bear interest at 10% a year and are payable in equal monthly installments of $7,040 for principal and interest over 72 months to October 2003. This acquisition was treated as a purchase for accounting purposes and the operations of Ace have been included in the consolidated statement of operations from October 1, 1997. The Company recorded goodwill of $232,000 and a covenant not-to-compete of $232,000 relating to the Ace acquisition.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -     Acquisitions (Continued)
------       -----------------------

             Ace Venture, Inc. ("Ace") (Continued)
             ------------------------------------

             In addition, the Company entered into a ten year employment agreement with the president of Ace at a base annual salary of $130,000, plus bonuses, if certain sales volume is achieved. The base salary increases each year by 5% or the increase in the consumer price index, whichever is greater.


NOTE 5 -     Notes Receivable Officer
------       ------------------------

             During 1998 and 1997, the Company advanced $10,000 and $50,000, respectively, to one of its officers. The advances are evidenced by unsecured notes due three years after issuance. These advances are in connection with this officer's employment agreement under which the Company had agreed to lend up to $250,000 to him. In April 1998, the agreement was amended and the loan commitment was reduced to $60,000. For this concession, the interest rate charged was reduced from 24% to 9%. Interest income on these notes was $5,335 in 1998 and $400 in 1997.


NOTE 6 -     Other Assets
------       ------------

             Other assets at December 31, 1998 are comprised of:

                 Security deposits                                     $  36,813
                 Prepaid consulting fee (see Note 9)                      12,000
                 Noncurrent prepaid expenses and
                    other miscellaneous assets                            79,275
                                                                      ----------
                      Total                                             $128,088
                                                                      ==========

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -     Notes and Advances Payable
--------     --------------------------

             Notes payable are comprised of the following at December 31, 1998:
                 Noninterest bearing advance(A)                                 $     636,616

                 24% notes payable to a corporation(B)                              2,333,335

                 21% notes payable to an individual
                    due November 9, 2001                                              500,000

                 21% demand notes due to three
                    individuals                                                        90,000

                 10% notes payable relating to the
                    acquisition of Ace (see Note 4) due
                    October 2003.  Monthly payments
                    of principal and interest total $7,040                            322,738
                                                                                -------------

                           Total                                                    3,882,689

               Less current maturities                                              3,114,615
                                                                                -------------

               Noncurrent portion of long-term debt                             $     768,074
                                                                                =============

             Maturities of the noncurrent portion of long-term debt are as follows:

                 Year Ending December 31:
                    2000                                                        $     60,389
                    2001                                                             566,712
                    2002                                                              73,696
                    2003                                                              67,277
                                                                                ------------

                           Total                                                $    768,074
                                                                                ============

                 (A) This amount was erroneously deposited by a lender into the Company's account and was repaid without interest in January 1999.

                 (B) The wife of one of the Company's officers is an 8% shareholder in the lending corporation. The notes are collateralized by receivables and certain fixed assets and require the Company to maintain collateral in the form of checks or cash equal to the amount of the loans. Interest on these notes was approximately $545,000 and $242,000 in 1998 and 1997, respectively.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 -     Notes and Advances Payable (Continued)
--------     --------------------------------------

                        The combined notes at December 31, 1998 of $2,333,335, of which $1,833,335 was due in June 1999 and $500,000 was due in October 2001, were amended on April 14, 1999. The amended note for $2,333,335 also bears interest at 24% a year, payable monthly and is due in October 2001. The amended note contains the same covenants which limits the losses before depreciation expense and amortization of goodwill to an amount not greater than $50,000 a year or in any two consecutive quarters in any fiscal year. In addition, the Company must continue to maintain cash balances (as defined) in excess of $1,100,000. The amended note cannot be prepaid during the first twelve months. Any prepayment thereafter requires a "prepayment fee" of three months interest on the principal balance outstanding.

                        At December 31, 1998, the Company was in default of certain financial covenants of the note agreement, which have not been waived. Until waivers are obtained or the loan agreement is otherwise amended, the lender can call the notes for repayment on demand. Accordingly, the notes have been classified as a current liability in the attached balance sheet.

             During January and February 1997 and in 1996, the Company obtained $66,390 and $518,000, respectively, of bridge financing to provide interim working capital and pay for costs associated with the public offering (see Note 9). These uncollateralized notes bore interest at 12% a year and were paid upon closing of the public offering. In addition, certain bridge lenders received options to purchase a total of 198,000 shares of the Company's common stock at $1 per share for a term of one year from the closing of the public offering. The options issued in connection with the bridge financing were valued at approximately $11,000.

             In February 1997, the Company borrowed $300,000 through the issuance of notes to ten unrelated parties. These unsecured notes bore interest at 18% a year and were paid upon the closing of the public offering. The Company issued 50,000 shares of its common stock with a value (at the public offering price per share of $3.083) totalling $154,150 to prepay the notes. The $154,150 has been reflected in the consolidated statements of operations as an extraordinary item from the early extinguishment of debt.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -     Commitments and Contingencies
--------     -----------------------------

             In addition to the employment contract discussed in Note 4, the Company has ten year employment contracts with its two executive officers that expire in 2006 and 2007. The aggregate salary pursuant to these contracts aggregates $280,000 a year excluding bonuses, fringe benefits and cost of living increases. One of the officers is entitled to annual salary adjustments for increases in the Consumer Price Index. In May 1998, these agreements were amended to provide that if employment is otherwise terminated, the officer will receive a lump sum payment equal to three times his compensation (base salary plus bonuses) paid for the year prior to termination.

             In November 1998, another executive officer resigned. He was paid approximately $68,000 in severance and entered into a consulting agreement commencing January 1, 1999 for 40 weeks at $1,800 per week.

             The Company is obligated under noncancelable real property operating lease agreements through June 2006. Minimum rents under these obligations are as follows:

                 Year Ending December 31:
                        1999                                    $166,000
                        2000                                     156,000
                        2001                                      81,000
                        2002                                      59,000
                        2003                                      20,000
                        Thereafter                                33,000

             These leases also contain operating expense and real estate tax escalation clauses. Rent expense was approximately $166,000 and $57,000 in 1998 and 1997, respectively.

             The Company is contractually obligated pursuant to two agency agreements with unrelated entities. These agreements provide that the entities will refer certain check factoring customers to the Company for fees ranging from 40% to 50% of the net fee revenue received. These agreements terminate in January 2001. The Company makes noninterest bearing advances to these agents for use in their check cashing activities. These advances are evidenced by notes and are partially collateralized by personal assets of the agents; at December 31, 1998, such advances totaled approximately $747,000 (see Note 12).

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -     Shareholders' Equity
--------     --------------------

             Common Stock Redemption
             -----------------------

             In February 1997, the Company redeemed 1,198,000 common shares from its shareholders for $1,198. The repurchased shares, which were cancelled, are available for future issuance.

             Public Offering
             ---------------

             In April 1997, the Company sold 900,000 units to the public for $10 per unit. Each unit consists of three shares of common stock and six redeemable common stock warrants. Each warrant entitles the holder to purchase one additional share of common stock at an exercise price of $3.375 from the effective date of the offering through April 24, 2002. Upon certain conditions, the Company is entitled to call all or a portion of the warrants for a redemption price of $.25 per warrant upon 30 days prior written notice to the holders.

             In connection with the offering, the Company granted the underwriter an option to purchase up to 90,000 units at $16.50 a unit, exercisable during a five year period commencing on the effective date.

             As additional compensation for the underwriter's services in connection with the offering, the Company paid the underwriter a nonaccountable expense allowance of 3% of the total purchase price. The Company also engaged the underwriter as a financial advisor for a three year period from the closing of the offering at a total cost of $108,000 which was paid at closing.

             The net proceeds to the Company after deducting the expenses of the offering was $7,159,267.

             Nonqualified Stock Options
             --------------------------

             In May 1998, the Company issued to its three executive officers, options to purchase a total of 225,000 shares of the Company's common stock. These options are exercisable until May 2001 at $1.625 per share.

             In January 1998, the Company issued to two of its directors options to purchase a total of 20,000 shares of the Company's stock. These options are exercisable until January 7, 2001 at $1.50 per share.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -     Shareholders' Equity (Continued)
--------     --------------------------------

             Nonqualified Stock Options (Continued)
             --------------------------------------

             On November 4, 1997, the Company issued to its three executive officers options to purchase a total of 190,000 shares of the Company's stock. These options are exercisable until November 3, 2000 at $2.125 per share.

             The Company may receive income tax benefits for the above options when they are exercised. Such income tax benefits are credited to additional paid-in capital when realized. None of the above options have been exercised as of December 31, 1998.

             The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options granted to employees, officers and directors and, therefore, applies Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options granted. If the Company had elected to recognize compensation cost for the nonqualified options granted based upon their fair values at the grant date consistent with the method of SFAS No. 123, the net loss and loss per share on a pro forma basis for the years ended December 31, 1998 and 1997 would be as follows:

                                                                         1998                   1997
                                                                   ----------------       ----------------
                 Net loss:
                    As reported                                        $(4,966,172)           $(395,120)
                    Pro forma                                          $(5,183,099)           $(619,928)
                Loss per share:
                    As reported                                             $(1.41)               $(.16)
                    Pro forma                                               $(1.47)               $(.25)

             The fair value of the Company's stock options used to compute the pro forma net loss and net loss per share disclosures are their estimated present values at grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 79.23% in 1998 and 80.84% in 1997, risk free interest of 5.56% in 1998 and 5.715% in 1997 and an expected holding period of three years for both 1998 and 1997.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -     Shareholders' Equity (Continued)
--------     --------------------------------

             Nonqualified Stock Options (Continued)
             --------------------------------------

             In addition, options to purchase a total of 30,000 shares of stock, exercisable until May 2001 at $1.625 per share, were issued to two outside consultants. Options to purchase 30,000 shares of stock, exercisable until January 2001 at $1.50 per share, were issued to three outside consultants in 1997. The fair value of these options, which was charged to operations in each year, was $24,900 in 1998 and $35,000 in 1997 using the Black-Scholes option pricing model utilizing the same assumptions described above.


NOTE 10 -    Income Taxes
---------    ------------

             At December 31, 1998, the Company has net operating loss carryforwards of approximately $1,195,000 for federal income tax purposes. These carryforwards expire between 2011 and 2018. As a result of the public offering, in April 1996, the amount of loss carryforwards which can be utilized to offset future taxable income are limited to approximately $553,000 a year, plus the approximately $582,000 of loss carryforwards incurred after April 25, 1997.

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

             Deferred taxes relate to the following carryforwards and temporary differences at December 31, 1998:

                  Deferred tax assets:
                     Net operating loss carryforwards                                    $      550,000
                     Allowance for doubtful accounts                                             23,000
                     Write-off and amortization of intangible assets                          1,997,000
                     Amortization of leasehold improvements                                       3,000
                                                                                         --------------

                              Total                                                           2,573,000

                  Less valuation allowance                                                    2,573,000

                                                                                         --------------
                  Net deferred income tax assets after valuation
                     allowance                                                           $           --
                                                                                         ==============

                                      F-16

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -     Related Party Transactions
---------     --------------------------

              The Company received accounting and legal services from two new directors appointed in November 1998. One of the directors performed accounting services for the Company and charged approximately $40,000. The other director's firm, in which he is a partner, charged approximately $147,000 for legal services. In addition, the Company issued to this firm 105,000 shares of common stock at $1 per share (the market price on the date issued) initially for cash, which was returned, for prepaid legal services. At December 31, 1998, the remaining balance of $99,778 has been shown as a stock subscription receivable and, accordingly, the stockholders' equity of the Company has been reduced by this amount.


NOTE 12 -     Litigation
---------     ----------

              The Company received a deed for residential property as payment for a $280,000 receivable from an agent. Subsequently, a lawsuit was brought against the Company to have this deed stricken on the basis of fraud. The plaintiff also seeks $1,000,000 in damages against the Company for "over reaching." Based on the advice of counsel, the Company believes that the action is without merit and there is no legal basis to claim damages in a slander of title case. However, until discovery and other pre-trial proceedings have been completed, the attorneys cannot offer an opinion regarding the likelihood of success. The $280,000 plus interest and related expenses of approximately $35,000 have been included in receivables from customers and agents on the balance sheet.

              In March 1998, a former bridge loan lender to the Company claimed that he is owed 750,000 shares of the Company's stock and threatened a lawsuit if his claim is not satisfied. The Company has received no further correspondence from this individual. In management's opinion, this claim is without merit and if it is pursued the Company intends to vigorously defend against the allegations.


NOTE 13 -     Retirement Plan
---------     ---------------

              Effective January 1998, the Company instituted a "S.I.M.P.L.E." retirement plan. Eligible employees may make salary reduction contributions of up to $6,000 in 1998 and adjusted for inflation in future years. The Company is required to match, dollar for dollar, up to 3% (but not below 1% in two of the last 5 years) of the employees' compensation up to $160,000 in 1998 and adjusted for inflation in future years. The Company made matching contributions of approximately $22,000 in 1998.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -     Asset Write-Off
---------     ---------------

              In the fourth quarter of 1998, the Company recorded a write-off of $4,513,600, representing the unamortized balance of goodwill and covenant not-to-compete related to the NYPF acquisition. This decision was based upon continued losses since the acquisition of NYPF and the Company's inability to forecast future recovery of the cost of its investment based on future cash flow analyses. The amounts for the write-off in the consolidated statements of operations includes the amortization of those costs for the first three quarters of 1998 and for 1997.


NOTE 15 -     Subsequent Events
---------     -----------------

              In January and February 1999, the Company borrowed, for working capital purposes, approximately $217,500 from its two executive officers. These loans are due on demand with interest at 24% a year, payable monthly.

                                LIST OF EXHIBITS


Exhibit
Number            Exhibit Description
------            -------------------
21.1              Subsidiaries of Registrant.
27.1              Financial Data Schedule for the Company as of and for the Year
                  Ended December 31, 1998.