Form 10QSB
period 1999-03-31
GENERAL CREDIT CORP
filed 1999-05-17
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 NEW YORK                                   13-3895072
   -------------------------------                     -----------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification No.)

                        370 Lexington Avenue, Suite 2000
                            NEW YORK, NEW YORK 10017
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 697-4441
                                  -------------
                           (Issuer's Telephone Number)

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

      On May 11, 1999, the number of shares of Common Stock of the issuer outstanding was 3,615,000 shares of Common Stock, par value $.001 per share.

         Traditional Small Business Disclosure Format (check one) Yes |X| No | |
         Documents Incorporated By Reference:                 None

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION (UNAUDITED)

     Item 1. Financial Statements............................................................................1

                  Consolidated Condensed Balance Sheets,
                        March 31, 1999 and December 31, 1998.................................................2

                  Consolidated Condensed Statements of Operations for the
                        Three Months Ended March 31, 1999 and 1998...........................................3

                  Consolidated Condensed Statements of Cash Flows for the
                        Three Months Ended March 31, 1999 and 1998...........................................4

                  Notes to Consolidated Condensed Financial Statements.......................................5

     Item 2. Management's Discussion and Analysis or Plan of Operation.......................................8


PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings..............................................................................13

     Item 2. Changes in Securities and Use of Proceeds......................................................13

     Item 3. Defaults Upon Senior Securities................................................................13

     Item 4. Submission of Matters to a Vote of Security Holders............................................14

     Item 5. Other Information..............................................................................14

     Item 6. Exhibits and Reports on Form 8-K...............................................................14

SIGNATURES..................................................................................................15



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,              DECEMBER 31,
                                                                           1999                     1998
                                                                       -------------             -----------
                                                                        (UNAUDITED)               (AUDITED)
       ASSETS

Current assets:
  Cash and cash equivalents                                            $ 1,084,981               $ 1,335,548
  Certificates of deposit                                                   62,819                   212,819
  Restricted cash and uncleared checks                                   2,333,335                 2,333,335
  Receivables from customers
   and agents, net                                                       1,824,989                 1,625,315
  Prepaid expenses and other current
   assets                                                                  119,609                    95,142
                                                                       -----------               -----------
         Total current assets                                            5,425,733                 5,602,159

Fixed assets, at cost, less
  accumulated depreciation                                                 338,093                   310,646
Notes receivable from officer                                               58,224                    58,900
Goodwill and other intangibles, net                                        379,416                   393,916

Other assets                                                               123,387                   128,088
                                                                       -----------               -----------

         Total                                                         $ 6,324,853               $ 6,493,709
                                                                       ===========               ===========


       LIABILITIES

Current liabilities:
 Notes payable                                                         $ 2,954,767               $ 3,114,615
 Accounts payable and accrued
  expenses                                                                 599,609                   527,442
                                                                       -----------               -----------
         Total current liabilities                                       3,554,376                 3,642,057
                                                                       -----------               -----------
Long-term portion of notes payable                                         754,618                   768,074
                                                                       -----------               -----------

       SHAREHOLDERS' EQUITY

Shareholders' equity:
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,615,000 shares issued and
   outstanding                                                               3,615                     3,615
  Additional paid-in capital                                             7,953,938                 7,953,938
  Stock subscription                                                       (97,475)                  (99,778)
  Deficit                                                               (5,844,219)               (5,774,197)
                                                                       -----------               -----------
                                                                         2,015,859                 2,083,578
                                                                       -----------               -----------
         Total                                                         $ 6,324,853               $ 6,493,709
                                                                       ===========               ===========






                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                       ------------------------------------
                                                                          1999                        1998
                                                                       ----------                 --------

Fee income - net                                                       $1,104,592                 $  964,303
                                                                       ----------                 ----------
Expenses:
   Selling general and administrative                                     916,251                    766,277
   Depreciation and amortization                                           39,077                     95,837
   Interest expense - net                                                 219,286                    220,599
                                                                       ----------                 ----------
                                                                        1,174,614                  1,082,713
                                                                       ----------                 ----------
                  Net loss                                            $  (70,022)                $ (118,410)
                                                                      ==========                 ==========
Net loss per common share                                                  $(.02)                    $ (.03)
                                                                           =====                     ======
Weighted average number of
 common shares outstanding                                              3,615,000                  3,436,875
                                                                       ==========                 ==========







                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                           -----------------------------------------
                                                                               1999                          1998
                                                                           ------------                   ----------

Cash flows from operating activities:
 Net loss                                                                  $   (70,022)                   $ (118,410)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:

  Depreciation and amortization                                                 39,077                        95,837
  Issuance of stock options                                                         --                        24,900
  Bad debt expense                                                              50,000                            --
 Change in assets and liabilities
  Receivables from customers and agents                                       (249,674)                     (555,638)
  Prepaid expenses                                                             (30,717)                      (27,058)
  Other assets                                                                   2,165                         1,629
  Accounts payable and accrued expenses                                         72,167                      (114,399)
                                                                           -----------                    ----------
         Net cash used in operating
          activities                                                          (187,004)                     (693,139)
                                                                           -----------                    ----------

Cash flows from investing activities:
 Purchase of fixed assets                                                      (43,239)                      (42,642)
 Decrease in certificate of deposit                                            150,000                            --
                                                                           -----------                    ----------
         Net cash provided by (used in)
          investing activities                                                 106,761                       (42,642)
                                                                           -----------                    ----------

Cash flows from financing activities:
 Borrowings under long-term and
  short term debt agreements                                                   530,432                       370,000
 Repayments of long-term and
  short-term debt                                                             (703,735)                      (12,119)
 Proceeds from exercise of warrants                                                 --                        10,125
 Cash restricted for debt payments                                                  --                      (300,000)
 Collection on loans to officer                                                    676                            --
 Collection on stock subscription                                                2,303                            --
                                                                           -----------                    ----------

         Net cash (used in) provided by
          financing activities                                                (170,324)                       68,006
                                                                           -----------                    ----------

Net decrease in cash and cash
 equivalents                                                                  (250,567)                     (667,775)
Cash and cash equivalents, beginning of
 period                                                                      1,335,548                     1,794,338
                                                                           -----------                    ----------

Cash and cash equivalents, end of
 period                                                                    $ 1,084,981                    $1,126,563
                                                                           ===========                    ==========

SUPPLEMENTARY INFORMATION:

 Interest paid                                                             $   244,074                    $  234,309
                                                                           ===========                    ==========

 Taxes paid                                                                $    20,247                    $       --
                                                                           ===========                    ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The unaudited, condensed consolidated financial statements included herein, commencing at page 1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's 1998 Annual Report on Form 10-KSB. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for a full year.

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

NOTE 3 - ACQUISITIONS

   NEW YORK PAYROLL FACTORS ("NYPF")

      On January 13, 1997, the Company and NYPF entered into a new agreement to acquire NYPF for $4,500,000 in cash and 125,000 shares of common stock. The acquisition of NYPF was closed in May 1997 upon the conclusion of the public offering. The value assigned to the shares issued was $3.083 a share, which equals their value in the public offering. This acquisition was treated as a purchase for accounting purposes and the operations of NYPF have been included in the consolidated statement of operations from May 2,1997. The Company recorded goodwill of $4,497,691 and a covenant not-to-compete of $350,000 relating to the NYPF acquisition. During the year ended December 31, 1998, the Company wrote off the remaining unamortized portion of the goodwill and the covenant not to complete.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (CONT'D)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION OR PLAN OF OPERATION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         THE COMPANY'S INDEPENDENT AUDITORS' REPORT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, INCLUDED AN EXPLANATORY PARAGRAPH STATING THAT THE COMPANY HAS NOT COMPLIED WITH CERTAIN FINANCIAL COVENANTS OF THE LONG TERM LOAN WHICH HAVE NOT BEEN WAIVED BY THE AFFILIATED CORPORATION (AS SUCH TERMS ARE DEFINED BELOW). WHILE MANAGEMENT BELIEVES THAT IF THE LONG TERM LOAN IS CALLED BY THE AFFILIATED CORPORATION, THERE EXISTS SUFFICIENT COLLATERAL TO REPAY THE LONG TERM LOAN, SUCH AN EVENT WOULD SEVERELY LIMIT THE COMPANY'S ABILITY TO CONDUCT NORMAL OPERATIONS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. NOTWITHSTANDING THE NON-COMPLIANCE WITH CERTAIN TECHNICAL COVENANTS OF THE LONG TERM LOAN, IN APRIL 1999, THE AFFILIATED CORPORATION AND THE COMPANY ENTERED INTO A THIRD AMENDMENT TO THE LONG TERM LOAN, WHICH, AMONG OTHER THINGS, EXTENDS THE TERMINATION DATE OF THE LONG TERM LOAN. MANAGEMENT BELIEVES BECAUSE OF THE EXTENSION, AMONG OTHER THINGS, THAT THE AFFILIATED CORPORATION WILL CONTINUE TO MAKE FUNDS AVAILABLE TO THE COMPANY UNDER THE LONG TERM LOAN. MANAGEMENT IS ALSO SEEKING ADDITIONAL SOURCES OF FUNDING. NO ASSURANCES CAN BE GIVEN THAT THE COMPANY WILL BE ABLE TO OBTAIN ALTERNATE SOURCES OF FUNDING, ON A TIMELY BASIS, IF AT ALL, OR THAT THE AFFILIATED CORPORATION WILL NOT CALL THE LONG TERM LOAN RESULTING IN THE COMPANY BEING REQUIRED TO PAY ALL OF THE OUTSTANDING AMOUNTS OWED UNDER THE LONG TERM LOAN.

OVERVIEW

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 1999, the Company derived fee income of $1,104,592 from the purchase of checks and credit card sales slips, compared to $964,303 for the three months ended March 31, 1998. The face amount of checks purchased during the three months ended March 31, 1999 was approximately $102,133,000 compared to $88,748,000 for the three months ended March 31, 1998, and the face amount of credit card sales slips purchased during the three months ended March 31, 1999 was approximately $502,000 compared to $671,000 for the three months ended March 31, 1998.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three months ended March 31, 1999 and March 31, 1998 was $916,251 and $766,277, respectively, which represents 83% and 79% of fee income, respectively. The increase in the selling, general and administrative expenses is due to the expenses associated with new locations, including, among other things, increased payroll and rental expenses. In addition, included in the selling, general and administrative expenses for the three month period ended March 31, 1999 is an increase in the allowance for bad debts in the amount of $50,000 (the "Allowance").

         For the three month period ended March 31, 1999 and March 31, 1998, interest expense, net of interest income, was $219,286 and $220,599, which reflects the high interest rate the Company is paying for its borrowings.

         For the three months ended March 31, 1999, the Company incurred non-cash expenses of $89,077 consisting primarily of the amortization of the intangible assets acquired by the Company when it purchased the business of a commissioned agent in September 1997 and an increase in the allowance for bad debts in the amount of $50,000 compared to $95,837 for the three months ended March 31, 1998. The Company recorded a one-time non-recurring charge in the fourth quarter of 1998 of approximately $ 4.65 million, or ($1.32) per share relating to the elimination of the remaining balance of the goodwill and the covenant not to compete from the NYPF Business Combination. Accordingly, the Company during the first quarter ended March 31, 1999 did not incur any expense or amortization cost relating to the NYPF Business Combination.

         Net loss for the three months ended March 31, 1999 was $70,022 or $.02 per share, compared to $118,410 or $.03 per share for the three months ended March 31, 1998.

         Earnings before taxes, depreciation, and the increase in allowance for bad debts and amortization ("EBTDA") during the three months ended March 31, 1999 was $39,302 or approximately $.01 per share per the weighted average number of shares outstanding compared to $1,877 for the three months ended March 31, 1998. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

         The Company received the net proceeds from the IPO in May 1997. The Company finances its operations principally through (i) cash flow generated from operations; (ii) a long term working capital credit facility in the aggregate principal amount of up to $2,333,335 (the "Long Term Loan") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President of the Company; (iii) a $500,000 working capital loan (the "500,000 Loan") provided by the wife of a sales representative of the Company; (iv) demand loans from Irwin Zellermaier and Gerald Nimberg, the Company's Chief Executive Officer and President, respectively, in the principal amount of $225,000; and (v) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $5.5 million and is typically repaid with interest or uncollected bank charges daily or every few days (the "Uncollected Check Loans"). Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated Corporation.

         Pursuant to the terms of the Long Term Loan, as amended (last amended in April 1999), the Affiliated Corporation has established a credit facility in favor of the Company in the aggregate principal amount of $2,333,335. The Company has the right to borrow from the Affiliated Corporation an amount based upon funds derived from the purchase of checks by the Company. Borrowings under the Long Term Loan, as amended, bear interest at the rate of 24% per annum. Interest is payable monthly by the Company under the Long Term Loan, as amended, on the outstanding principal amount borrowed. All accrued but unpaid interest as well as all principal amount owed under the Long Term Loan, as amended, is due in April 2001. The Company may not prepay all or any part of the principal amount owed under the Long Term Loan, as amended until the Company has delivered twelve months of interest payments. Subsequent to the Company's payment of the twelve months interest, on three days prior written notice, the Company may prepay all principal amount owed under the Long Term Loan subject to a prepayment penalty of three months' interest. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's accounts receivable and certain fixtures and equipment at the Company's leased premises. The Long Term Loan requires that the Company maintain collateral in the form of uncollected purchased checks or cash in the amount of $2,333.335 (the "Collateral Requirement"). Pursuant to the Long Term Loan, the full amount of the Long Term Loan is due and payable, in the event, among other things: (i) the Company's losses (before non-cash charges) are greater than $50,000 per year or in any two consecutive quarters in a fiscal year; (ii) the Company's cash balances are less than $1.1 million (which amounts are exclusive of the Collateral Requirement); or (iii) the Company does not deliver to the Affiliated Corporation its audited financial statements before the date which is 90 days from December 31. An event of default exists under the Long Term Loan due to the Company's losses (before non-cash items) being greater than $50,000 during 1998 and the Company not delivering audited financial statements to the Affiliated Corporation prior to March 31, 1999. On April 15, 1999, the Company delivered the audited financial statements called for in the Long Term Loan. Although the Affiliated Corporation has not exercised any of its rights under the Long Term Loan (including its right to accelerate payment of all amounts owed by the Company under the Long Term Loan), the Affiliated Corporation has not waived its rights under the Long Term Loan. Notwithstanding these events of default, the Affiliated Corporation entered into an amendment to the Long Term Loan in April 1999 without waiving the prior defaults.

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

         During the three months ended March 31, 1999, Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board of Directors and Gerald Nimberg, the Company's President, Chief Operating Officer and acting Chief Financial Officer provided unsecured short term working capital loans to the Company in the principal amount of $210,000 and approximately $15,000 (collectively the "Zellermaier and Nimberg Loans"). The principal amount of the Zellermaier and Nimberg Loans are repayable by the Company to Mr. Zellermaier and Mr. Nimberg on Mr. Zellermaier's and Mr. Nimberg's respective demand subject to the Company's obligation to notice the Affiliated Corporation of such demand for payment and the Affiliated Corporation's right to be repaid all outstanding amounts under the Long Term Loan. Interest at 24% per annum is payable monthly by the Company on the Zellermaier and Nimberg Loans.

         As of March 31, 1999, in addition to the above mentioned liabilities, the Company is obligated under several notes and advances payable in the aggregate amount of approximately $651,000.

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

         As of March 31, 1999, the Company had available cash and cash equivalents and certificates of deposit of approximately $1,147,000 as compared to approximately $ 1,548,000 as of December 31, 1998. This decrease in cash is due principally to the purchase of fixed assets for the Company's new locations (approximately $43,000), net repayment of loans (approximately $173,000) and the increase in the Company's purchase of post dated checks.

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

YEAR 2000 COMPLIANCE

         The Year 2000 ("Year 2000") computer issue is the result of computer programs using a two-digit format, as opposed to a four-digit format to indicate the year. Such computer programs will be unable to recognize date information correctly when the year changes to 2000. The Year 2000 issue poses risks for the Company's information technology systems.

         The Company's information technology systems are based upon software licenses and software maintenance agreements with third party software companies. Based upon the Company's internal assessments and communications with its software vendors, all of the software utilized by the Company is Year 2000 compliant software. The Company has used internal personnel to test its software systems for Year 2000 compliance and such tests yielded positive results. The Company will continue to monitor its Year 2000 readiness. Also, the Company does not anticipate difficulty in resolving issues related to imbedded technology in the equipment provided to the Company by other manufacturers.

         Based on the foregoing, the Company believes that it will be Year 2000 compliant on a timely basis and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," "expect" and "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the uncertainty associated with the Company's acquisition of additional financing, those described in this Quarterly Report on Form 10- QSB, the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and periodic reports filed by the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the first quarter ended March 31, 1999, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         In April 1999, the Company entered into a joint venture arrangement with an unaffiliated third party for the purpose of operating a check cashing location in Brooklyn, NY. The joint venture is owned 80.5% by the Company and 19.5% by the unaffiliated third party. Pursuant to the joint venture arrangement, the Company delivered to the unaffiliated third party the sum of $130,000 and promissory notes which, inclusive of interest, obligate the Company to pay to such unaffiliated third party the sum of $120,000 in varying monthly installment amounts commencing May 1999 over a four year period. In addition, in connection with this transaction, the Company has agreed to pay to the unaffiliated third party over a four year period (commencing upon the presentation of an audit of the joint venture for the 12 month period), 50% of the first twelve months of pre-tax operating profits, on a cash basis, of the joint venture up to $215,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  NUMBER            DESCRIPTION
                  ------            -----------
                  27.1              Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GENERAL CREDIT CORPORATION

Date: May 12, 1999       By:   /S/IRWIN ZELLERMAIER
                              ------------------------------
                                    Irwin Zellermaier,
                                    Chief Executive Officer


Date: May 12, 1999       By:   /S/GERALD NIMBERG
                              ---------------------------------
                                    Gerald Nimberg,
                                    Principal Financial and Accounting Officer