Form 10QSB
period 1999-06-30
GENERAL CREDIT CORP
filed 1999-08-13
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                NEW YORK                                    13-3895072
     ------------------------------                    -------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)

                        370 Lexington Avenue, Suite 2000
                            New York, New York 10017
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 697-4441
                                 --------------
                           (Issuer's Telephone Number)

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

         On August 13, 1999, the number of shares of Common Stock of the issuer outstanding was 3,615,000 shares of Common Stock, par value $.001 per share.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]

         Documents Incorporated By Reference: None

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)

    Item 1. Financial Statements.............................................................................1

                  Consolidated Condensed Balance Sheets,
                        June 30, 1999 and December 31, 1998................................................F-1

                  Consolidated Condensed Statements of Operations for the
                        Three and Six Months Ended June 30, 1999 and 1998..................................F-2

                  Consolidated Condensed Statements of Cash Flows for the
                        Six Months Ended June 30, 1999 and 1998............................................F-3

                  Notes to Consolidated Condensed Financial Statements.....................................F-4

    Item 2. Management's Discussion and Analysis or Plan of Operation........................................2

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings...............................................................................7

     Item 2. Changes in Securities and Use of Proceeds.......................................................8

     Item 3. Defaults Upon Senior Securities.................................................................8

     Item 4. Submission of Matters to a Vote of Security Holders.............................................8

     Item 5. Other Information...............................................................................8

     Item 6. Exhibits and Reports on Form 8-K................................................................8

SIGNATURES...................................................................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,               DECEMBER 31,
                                                                           1999                     1998
                                                                       -------------             -----------
         ASSETS                                                         (UNAUDITED)

Current assets:
  Cash and cash equivalents                                            $ 2,079,350               $ 1,335,548
  Certificates of deposit                                                   62,819                   212,819
  Restricted cash and uncleared checks                                   1,533,335                 2,333,335
  Receivables from customers
   and agents, net                                                       1,797,393                 1,625,315
  Prepaid expenses and other current
   assets                                                                  109,260                    95,142
                                                                       -----------               -----------

         Total current assets                                            5,582,157                 5,602,159

Fixed assets, at cost, less
  accumulated depreciation                                                 416,339                   310,646
Notes receivable from officer                                               56,696                    58,900
Goodwill and other intangibles, net                                        672,453                   393,916
Other assets                                                               113,898                   128,088
                                                                       -----------               -----------

         Total                                                         $ 6,841,543               $ 6,493,709
                                                                       ===========               ===========

         LIABILITIES
Current liabilities:
 Notes payable                                                         $ 2,906,214               $ 3,114,615
 Accounts payable and accrued
  expenses                                                                 918,207                   527,442
                                                                       -----------               -----------

         Total current liabilities                                       3,824,421                 3,642,057
                                                                       -----------               -----------

Long-term portion of notes payable                                         907,830                   768,074
                                                                       -----------               -----------
Minority interest                                                           45,054                        --
                                                                       -----------               -----------

         SHAREHOLDERS' EQUITY
Shareholders' equity:
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,615,000 shares issued and
   outstanding                                                               3,615                     3,615
  Additional paid-in capital                                             7,953,938                 7,953,938
  Stock subscription                                                       (92,204)                  (99,778)
  Deficit                                                               (5,801,111)               (5,774,197)
                                                                       -----------               -----------

                                                                         2,064,238                 2,083,578
                                                                       -----------               -----------

         Total                                                         $ 6,841,543               $ 6,493,709
                                                                       ===========               ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            SIX MONTHS ENDED                THREE MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
                                      -----------------------------       ----------------------------
                                          1999              1998              1999             1998
                                      -----------       -----------       -----------      -----------
Fee income - net                      $ 2,432,769       $ 1,921,421       $ 1,328,177      $   957,118
                                      -----------       -----------       -----------      -----------
Expenses:
   Selling general and
   administrative                       1,811,425         1,509,356           895,174          743,079

   Depreciation and amortization           86,343           194,795            47,266           98,958

   Interest expense - net                 516,861           444,974           297,575          224,375

   Minority interest                       45,054                --            45,054               --
                                      -----------       -----------       -----------      -----------
                                        2,459,683         2,149,125         1,285,069        1,066,412
                                      -----------       -----------       -----------      -----------
Net income (loss)                     $   (26,914)      $  (227,704)      $    43,108      $  (109,294)
                                      ===========       ===========       ===========      ===========
Net income (loss) per common
 share                                $      (.01)      $      (.07)      $       .01      $      (.03)
                                      ===========       ===========       ===========      ===========
Weighted average number of
 common shares outstanding              3,615,000         3,457,929         3,615,000        3,474,000
                                      ===========       ===========       ===========      ===========

















                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
Cash flows from operating activities:
 Net loss                                         $   (26,914)      $  (227,704)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Minority interest                                    45,054                --
  Depreciation and amortization                        86,343           194,795
  Issuance of stock options                                --            24,900
  Bad debt expense                                    100,000                --
 Change in assets and liabilities
  Receivables from customers and agents              (272,078)         (448,945)
  Prepaid expenses                                    (26,618)          (67,131)
  Other assets                                          8,609             9,228
  Accounts payable and accrued expenses               390,765           (39,530)
                                                  -----------       -----------

         Net cash provided by (used in)
          operating activities                        305,161          (554,387)
                                                  -----------       -----------

Cash flows from investing activities:
 Purchase of fixed assets                            (131,992)         (106,292)
 Decrease in certificate of deposit                   150,000                --
                                                  -----------       -----------

         Net cash provided by (used in)
          investing activities                         18,008          (106,292)
                                                  -----------       -----------

Cash flows from financing activities:
 Borrowings under long-term and
  short term debt agreements                        1,332,233            70,000
 Repayments of long-term and
  short-term debt                                  (1,520,878)         (324,238)
 Payment for purchase of business                    (200,500)               --
 Proceeds from exercise of warrants                        --            82,125
 Cash restricted for debt payments                    800,000           300,000
 Collection on loans to officer                         2,204                --
 Collection on stock subscription                       7,574                --
 Loans to officer and shareholder                          --           (10,000)
                                                  -----------       -----------

         Net cash provided by financing
          activities                                  420,633           117,887
                                                  -----------       -----------
Net increase (decrease) in cash and cash
 equivalents                                          743,802          (542,792)

Cash and cash equivalents, beginning of
 period                                             1,335,548         1,794,338
                                                   -----------      -----------

Cash and cash equivalents, end of
 period                                           $ 2,079,350       $ 1,251,546
                                                  ===========       ===========

SUPPLEMENTARY INFORMATION:
 Interest paid                                    $   531,567       $   507,235
                                                  ===========       ===========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

   The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's 1998 Annual Report on Form 10-KSB. Results of operations for the six and three months ended June 30, 1999 are not necessarily indicative of the results for a full year.

   The Company's independent auditors' report on the Company's consolidated financial statements for the fiscal year ended December 31, 1998, included an explanatory paragraph stating that the Company has not complied with certain financial covenants of the Long Term Loan which have not been waived by the Affiliated Corporation (as such terms are defined below). While management believes that if the Long Term Loan is called by the Affiliated Corporation, there exists sufficient collateral to repay the Long Term Loan, such an event would severely limit the Company's ability to conduct normal operations, which raises substantial doubt about the Company's ability to continue as a going concern. Notwithstanding the non-compliance with certain technical covenants of the Long Term Loan, in April 1999, the Affiliated Corporation and the Company entered into a third amendment to the Long Term Loan, which, among other things, extended the termination date of the Long Term Loan. Subsequent to April 1999, in consideration for the payment by the Company to the Affiliated Corporation of $500,000 and the Company's agreement to fully satisfy the Company's repayment obligations under the Long Term Loan by delivering to the Affiliated Corporation six successive monthly installments of $300,000 plus applicable interest, the Affiliated Corporation has agreed to forebear from (but not waive) exercising its rights (including its right to require repayment of the Long Term Loan) under the Long Term Loan. In the event the Company does not comply with its obligation to pay down the Long Term Loan, the Affiliated Corporation may avail itself of all of its remedies under the Long Term Loan including requiring the Company to satisfy in full the Long Term Loan. No further credit is available to the Company under the Long Term Loan. Although the Company has entered into an informal arrangement with a non-affiliated third party (the "Short Term Lender") to provide short term financing to the Company at 24% per annum (which loaned amounts totaled approximately $940,000 as of June 30, 1999), there can be no assurances that this financing will continue or that additional financing will be available on terms favorable to the Company, if at all. No assurances can be given that the Company will be able to obtain alternate long term sources of funding or that the Affiliated Corporation will not call the Long Term Loan resulting in the Company being required to pay all of the outstanding amounts owed under the Long Term Loan.

NOTE 2 ACQUISITIONS

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

   CASH PAYROLL EXPRESS LLC ("CPE")

   On April 27, 1999 the Company acquired 50% of the operations of CPE for $320,500 (which includes legal and other costs of $10,500). The purchase price was paid by the Company by its issuance of notes totaling $120,000 and cash of $200,500. The notes bear interest at 7% a year and are payable in equal monthly installments of $2,377 over 60 months. In addition, the Company may be obligated to pay an additional $215,000 based upon the earnings of CPE. This acquisition was treated as a purchase for accounting purposes and the operations of CPE have been included in the consolidated statement of operations from April 27, 1999. The Company recorded goodwill of $295,500 and a covenant not-to-compete of $15,000 relating to the CPE acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION OR PLAN OF OPERATION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

   THE COMPANY'S INDEPENDENT AUDITORS' REPORT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, INCLUDED AN EXPLANATORY PARAGRAPH STATING THAT THE COMPANY HAS NOT COMPLIED WITH CERTAIN FINANCIAL COVENANTS OF THE LONG TERM LOAN WHICH HAVE NOT BEEN WAIVED BY THE AFFILIATED CORPORATION (AS SUCH TERMS ARE DEFINED BELOW). WHILE MANAGEMENT BELIEVES THAT IF THE LONG TERM LOAN IS CALLED BY THE AFFILIATED CORPORATION, THERE EXISTS SUFFICIENT COLLATERAL TO REPAY THE LONG TERM LOAN, SUCH AN EVENT WOULD SEVERELY LIMIT THE COMPANY'S ABILITY TO CONDUCT NORMAL OPERATIONS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. NOTWITHSTANDING THE NON-COMPLIANCE WITH CERTAIN TECHNICAL COVENANTS OF THE LONG TERM LOAN, IN APRIL 1999, THE AFFILIATED CORPORATION AND THE COMPANY ENTERED INTO A THIRD AMENDMENT TO THE LONG TERM LOAN, WHICH, AMONG OTHER THINGS, EXTENDED THE TERMINATION DATE OF THE LONG TERM LOAN. SUBSEQUENT TO APRIL 1999, IN CONSIDERATION FOR THE PAYMENT BY THE COMPANY TO THE AFFILIATED CORPORATION OF $500,000 AND THE COMPANY'S AGREEMENT TO FULLY SATISFY THE COMPANY'S REPAYMENT OBLIGATIONS UNDER THE LONG TERM LOAN BY DELIVERING TO THE AFFILIATED CORPORATION SIX SUCCESSIVE MONTHLY INSTALLMENTS OF $300,000 PLUS APPLICABLE INTEREST, THE AFFILIATED CORPORATION HAS AGREED TO FOREBEAR FROM (BUT NOT WAIVE) EXERCISING ITS RIGHTS (INCLUDING ITS RIGHT TO REQUIRE REPAYMENT OF THE LONG TERM LOAN) UNDER THE LONG TERM LOAN. IN THE EVENT THE COMPANY DOES NOT COMPLY WITH ITS OBLIGATION TO PAY DOWN THE LONG TERM LOAN, THE AFFILIATED CORPORATION MAY AVAIL ITSELF OF ALL OF ITS REMEDIES UNDER THE LONG TERM LOAN INCLUDING REQUIRING THE COMPANY TO SATISFY IN FULL THE LONG TERM LOAN. NO FURTHER CREDIT IS AVAILABLE TO THE COMPANY UNDER THE LONG TERM LOAN. ALTHOUGH THE COMPANY HAS ENTERED INTO AN INFORMAL ARRANGEMENT WITH A NON-AFFILIATED THIRD PARTY (THE "SHORT TERM LENDER") TO PROVIDE SHORT TERM FINANCING TO THE COMPANY AT 24% PER ANNUM (WHICH LOANED AMOUNTS TOTALED APPROXIMATELY $940,000 AS OF JUNE 30, 1999), THERE CAN BE NO ASSURANCES THAT THIS FINANCING WILL CONTINUE OR THAT ADDITIONAL FINANCING WILL BE AVAILABLE ON TERMS FAVORABLE TO THE COMPANY, IF AT ALL. NO ASSURANCES CAN BE GIVEN THAT THE COMPANY WILL BE ABLE TO OBTAIN ALTERNATE LONG TERM SOURCES OF FUNDING OR THAT THE AFFILIATED CORPORATION WILL NOT CALL THE LONG TERM LOAN RESULTING IN THE COMPANY BEING REQUIRED TO PAY ALL OF THE OUTSTANDING AMOUNTS OWED UNDER THE LONG TERM LOAN.

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

RESULTS OF OPERATIONS

   For the three and six months ended June 30, 1999, the Company derived fee income of $1,328,177 and $2,432,769, respectively, from the purchase of checks and credit card sales slips, compared to $957,118 and $1,921,421 for the three and six months ended June 30, 1998. The Company's Bush Terminal Brooklyn, New York location which the Company acquired on April 27, 1999 generated fee income of approximately $130,000 for the period ended June 30, 1999. The face amount of checks purchased during the three and six months ended June 30, 1999 was approximately $118,000,000 and $220,000,000, respectively, compared to $88,000,000 and $177,000,000 for the three and six months ended June 30, 1998, and the face amount of credit card sales slips purchased during the three and six months ended June 30, 1999 was approximately $796,000 and $1,301,000, respectively, compared to $936,000 and $1,607,000 for the three and six months ended June 30, 1998.

   Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and six months ended June 30, 1999 was $895,174 and $1,811,425, compared to $743,079 and $1,509,356 for the three and six months ended June 30, 1998, respectively. The increase in the selling , general and administrative expenses is due to the expenses associated with new locations, including, among other things, increased payroll and rental expenses. In addition, included in the selling, general and administrative expenses for the three and six months ended June 30, 1999 is an increase in the allowance for bad debts in the amount of $50,000 and $100,000, respectively.

   For the three and six months ended June 30, 1999 interest expense, net of interest income, was $297,575 and $516,861 which reflects the high interest rate the Company is paying for its borrowings, compared to $224,375 and $444,974 for the three and six months ended June 30, 1998.

   For the three and six months ended June 30, 1999, the Company incurred non-cash expenses of $106,266 and $204,343, as compared to $123,858 and $219,695 for the three and six months ended June 30, 1998, respectively, consisting primarily of the amortization of the intangible assets resulting from the purchase of the business of a commissioned agent in September 1997 and another company in April 1999, and an increase in the allowance for bad debts in the amount of $50,000 and $100,000 for the three and six month periods ended June 30, 1999 respectively. The Company recorded a one-time non-recurring charge in the fourth quarter of 1998 of approximately $4.65 million, or ($1.32) per share relating to the elimination of the remaining balance of the goodwill and the covenant not to compete from the NYPF business combination. Accordingly, the Company during the six months ended June 30, 1999 did not incur any expense or amortization cost relating to the NYPF business combination, which amount was $73,721 and $147,422 for the three and six month periods ended June 30, 1998.

   Net profit for the three months ended June 30, 1999 was $43,108 ($.01 per share) and the net loss for the six months ended June 30, 1999 was $26,914 ($.01 per share). Net loss for the three and six months ended June 30, 1998 was $109,294 ($.03 per share) and $227,704 ($.07 per share), respectively.

   Earnings before taxes, depreciation, and the increase in allowance for bad debts and amortization ("EBTDA") during the three and six months ended June 30, 1999 was $149,374 and $177,429, respectively. EBTDA for the three and six months ended June 30, 1998 was a loss of $10,336 and $8,009, respectively. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

   The Company finances its operations principally through (i) cash flow generated from operations; (ii) a long term working capital credit facility in the aggregate original principal amount of up to $2,333,335 (the "Long Term Loan") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President, Chief Operating Officer and Chief Financial Officer of the Company (such funding has ceased as of June 1999 due to the Company's agreement to satisfy in full its obligations over a six month period); (iii) a $500,000 working capital loan (the "500,000 Loan") provided by the wife of a sales representative of the Company; (iv) demand loans from Irwin Zellermaier, the Company's Chief Executive Officer and Ann Nimberg, the wife of Gerald Nimberg, the Company's President, Chief Operating Officer and acting Chief Financial Officer in the principal amount of $295,335; and (v) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $5.5 million and is typically repaid with interest or uncollected bank charges daily or every few days (the "Uncollected Check Loans"). Ann Nimberg has informed the Company that she owns approximately 8% of the Affiliated Corporation.

   Pursuant to the terms of the Long Term Loan, as amended (last amended in April 1999), the Affiliated Corporation established a credit facility in favor of the Company in the aggregate principal amount of $2,333,335. As of August 13, 1999, no further credit is available to the Company under the Long Term Loan. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's accounts receivable and certain fixtures and equipment at the Company's leased premises. The Long Term Loan requires that the Company maintain collateral in the form of uncollected purchased checks or cash in the minimum amount of $2,333,335 (the "Collateral

Requirement"). Pursuant to the Long Term Loan, the full amount of the Long Term Loan is due and payable, in the event, among other things: (i) the Company's losses (before non-cash charges) are greater than $50,000 per year or in any two consecutive quarters in a fiscal year; (ii) the Company's cash balances are less than $1.1 million (which amounts are exclusive of the Collateral Requirement); or (iii) the Company does not deliver to the Affiliated Corporation its audited financial statements before the date which is 90 days from December 31. An event of default exists under the Long Term Loan due to the Company's losses (before non-cash items) being greater than $50,000 during 1998 and the Company delivering audited financial statements to the Affiliated Corporation on April 15, 1999, which date is after the deadline of March 31, 1999.

   In order to induce the Affiliated Corporation to refrain from exercising its default rights under the Long Term Loan and without waiving its rights, the Company delivered to the Affiliated Corporation a principal payment of $500,000, thereby reducing the amounts owed under the Long Term Loan to $1,833,335 and in June 1999 the Company entered into a Forbearance Agreement with the Affiliated Corporation pursuant to which, the Company agreed to a repayment program requiring that the Company fully satisfy its remaining repayment obligations under the Long Term Loan over a six month period, at a rate of $300,000 plus interest monthly until the sixth month when all remaining amounts are payable by the Company. As of August 13, 1999, the principal amount outstanding under the Long Term Loan was $1,233,335.

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

   As of June 30, 1999, Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board of Directors and Ann Nimberg, the wife of Gerald Nimberg, the Company's President, Chief Operating Officer and acting Chief Financial Officer provided unsecured short term working capital loans to the Company in the principal amount of $240,000 and approximately $55,000 (collectively the "Zellermaier and Nimberg Loans"), of which $30,000 and $40,000 was provided by Mr. Zellermaier and Ms. Nimberg, respectively during the three months ended June 30, 1999. The principal amount of the Zellermaier and Nimberg Loans are repayable by the Company to Mr. Zellermaier and Ms. Nimberg on Mr. Zellermaier's and Ms. Nimberg's respective demand subject to the Company's obligation to notify the Affiliated Corporation of such demand for payment and the Affiliated Corporation's right to be repaid all outstanding amounts under the Long Term Loan. Interest at 21% per annum is payable monthly by the Company on the Zellermaier and Nimberg Loans.

   As of June 30, 1999, in addition to the above mentioned liabilities, the Company is obligated under several demand notes and advances payable in the aggregate amount of approximately $1,485,000, with interest at 24% per annum.

   In order for the Company to grow and purchase checks, it requires capital. To date, the Company has not had adequate cash resources to satisfy the demand it perceives for its check purchasing services. The Company is currently seeking additional debt or equity financing to replace the financing previously provided by the Long Term Loan which is currently being paid down by the Company at the rate of $300,000 per month and to fund expansion of the Company's business. Although the Company has entered into an informal arrangement with a non-affiliated third party (the "Short Term Lender") to provide short term financing to the Company at 24% per annum (which loaned amounts totaled approximately $940,000 as of June 30, 1999), there can be no assurances that this financing will continue or that additional financing will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to maintain or improve operating results, fund growth, take advantage of certain acquisition opportunities or respond to competitive pressures.

   As of June 30, 1999, the Company had available cash and cash equivalents and certificates of deposit of approximately $2,142,000 as compared to approximately $1,548,000 as of December 31, 1998. This increase in cash is due principally to the Short Term Lender not requiring the Company to maintain collateral in the form of restricted cash.

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

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," "expect" and "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the uncertainty associated with the Company's acquisition of additional financing, those described in this Quarterly Report on Form 10-QSB, the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and periodic reports filed by the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is currently a defendant in a lawsuit brought by an unaffiliated third party individual who seeks to have a parcel of improved real property located in Brooklyn, New York previously owned by the Company transferred back to the unaffiliated third party individual on the basis of fraud committed by the Company (the "Real Property Suit"). The improved real property was initially transferred to the Company in consideration for amounts owed to the Company. The unaffiliated third party individual's claim also seeks damages for "over reaching" against the Company in the amount of $1,000,000. The Company is vigorously defending the lawsuit and based on advice of its counsel, believes the action is without merit or legal basis.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 1999, the Company granted to each of Irwin Zellermaier and Gerald Nimberg the option to acquire for a period of two years from July 8, 1999, 100,000 shares of the Company's Common Stock at an exercise price of $.25 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         An event of default exists under the Long Term Loan due to the Company's losses (before non-cash items) being greater than $50,000 during 1998 and the Company not delivering audited financial statements to the Affiliated Corporation prior to March 31, 1999. The Affiliated Corporation entered into an amendment to the Long Term Loan in April 1999, and in June 1999 entered into a forbearance agreement with the Company pursuant to which the Affiliated Corporation agreed to forbear from exercising its rights under the Long Term Loan (including its right to acceleration), without waiving its rights thereunder, in consideration for the Company agreeing to a six-month re-payment plan. In addition to the Short Term Lender, management is seeking additional sources of funding to replace the Long Term Loan. No assurances can be given that the Company will be able to obtain alternate sources of funding, on a timely basis, if at all, or that the Affiliated Corporation will not call the Long Term Loan upon default by the Company, resulting in the Company being required to pay all of the outstanding amounts owed under the Long Term Loan.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 1999, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Number            Description
                  ------            -----------

                  27.1              Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GENERAL CREDIT CORPORATION

Date: August 13, 1999           By:  /s/ Irwin Zellermaier
                                     ------------------------------
                                     Irwin Zellermaier,
                                     Chief Executive Officer


Date: August 13, 1999           By:  /s/ Gerald Nimberg
                                     ---------------------------------
                                     Gerald Nimberg,
                                     Principal Financial and Accounting Officer