Form 10QSB
period 1999-09-30
GENERAL CREDIT CORP
filed 1999-11-19
CIK 40511

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

         On November 18, 1999, the number of shares of Common Stock of the issuer outstanding was 3,615,000 shares of Common Stock, par value $.001 per share.

        Traditional Small Business Disclosure Format (check one): Yes [X] No [ ] Documents Incorporated By Reference: None

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)

    Item 1. Financial Statements.............................................................................1

                  Consolidated Condensed Balance Sheets,

                        September 30, 1999 and December 31, 1998...........................................F-1

                  Consolidated Condensed Statements of Operations for the

                        Three and Nine Months Ended September 30, 1999 and 1998............................F-2

                  Consolidated Condensed Statements of Cash Flows for the

                        Nine Months Ended September  30, 1999 and 1998.....................................F-3

                  Notes to Consolidated Condensed Financial Statements.....................................F-4

    Item 2. Management's Discussion and Analysis or Plan of Operation........................................2

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings...............................................................................7

     Item 2. Changes in Securities and Use of Proceeds.......................................................7

     Item 3. Defaults Upon Senior Securities.................................................................7

     Item 4. Submission of Matters to a Vote of Security Holders.............................................8

     Item 5. Other Information...............................................................................8

     Item 6. Exhibits and Reports on Form 8-K................................................................8

SIGNATURES...................................................................................................9


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,            December 31,
         ASSETS                                                                   1999                    1998
                                                                                  -----                   ----
                                                                               (unaudited)
Current assets:

  Cash and cash equivalents                                                   $ 3,225,904              $ 1,335,548
  Certificates of deposit                                                          62,819                  212,819
  Restricted cash and uncleared checks                                            633,335                2,333,335
  Receivables from customers and agents, net                                    2,268,678                1,625,315
  Prepaid expenses and other current assets                                       106,907                   95,142
                                                                              -----------              -----------

         Total current assets                                                   6,297,643                5,602,159

Fixed assets, at cost, less accumulated depreciation                              414,654                  310,646
Notes receivable from officer                                                      54,990                   58,900
Goodwill and other intangibles, net                                               653,510                  393,916
Other assets                                                                      147,805                  128,088
                                                                              -----------              -----------

         Total                                                                $ 7,568,602              $ 6,493,709
                                                                              ===========              ===========


         LIABILITIES

Current liabilities:

 Notes payable                                                                $ 3,909,666              $ 3,114,615
 Accounts payable and accrued expenses                                            732,154                  527,442
                                                                              -----------              -----------

         Total current liabilities                                              4,641,820                3,642,057
                                                                              -----------              -----------

Long-term portion of notes payable                                                846,494                  768,074
                                                                              -----------              -----------
Minority interest                                                                  22,910                     --
                                                                              -----------              -----------

         SHAREHOLDERS' EQUITY

Shareholders' equity:
  Common shares, $.001 par value,  20,000,000 shares
    authorized, 3,615,000 shares issued and outstanding                             3,615                    3,615
  Additional paid-in capital                                                    7,953,938                7,953,938
  Stock subscription                                                              (89,460)                 (99,778)
  Deficit                                                                      (5,810,715)              (5,774,197)
                                                                              -----------              -----------

                                                                                2,057,378                2,083,578
                                                                              -----------              -----------

         Total                                                                $ 7,568,602              $ 6,493,709
                                                                              ===========              ===========



    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Nine months ended                    Three months ended
                                                               September 30,                        September 30,
                                                      ------------------------------        ------------------------------
                                                         1999                1998              1999                1998
                                                      -----------        -----------        -----------        -----------
Fee income - net                                      $ 3,902,689        $ 2,967,675        $ 1,469,920          1,046,254
                                                      -----------        -----------        -----------        -----------

Expenses:

   Selling, general and administrative                  2,909,557          2,390,994          1,098,132            861,638

   Depreciation and amortization                          126,750            294,707             40,407             99,912

   Interest expense - net                                 787,834            632,255            270,973            187,281

   Minority interest                                      115,066               --               70,012               --
                                                      -----------        -----------        -----------        -----------


                                                        3,939,207          3,317,956          1,479,524          1,168,831
                                                      -----------        -----------        -----------        -----------

Net loss                                              $   (36,518)       $  (350,281)       $    (9,604)       $  (122,577)
                                                      ===========        ===========        ===========        ===========

Net loss per common share                             $      (.01)       $      (.10)       $      --          $      (.03)
                                                      ===========        ===========        ===========        ===========

Weighted average number of
 common shares outstanding                              3,615,000          3,505,050          3,615,000          3,588,750
                                                      ===========        ===========        ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                   1999                    1998
                                                                                ----------               ---------
Cash flows from operating activities:
 Net loss                                                                      $   (36,518)            $  (350,281)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Minority interest                                                                 22,910                    --
  Depreciation and amortization                                                    126,750                 294,707
  Issuance of stock options                                                           --                    24,900
  Bad debt expense                                                                 150,000                    --
 Change in assets and liabilities:
  Receivables from customers and agents                                           (793,363)               (695,131)
  Prepaid expenses                                                                 (24,265)                (57,880)
  Other assets                                                                     (28,094)                 10,168
  Accounts payable and accrued expenses                                            204,712                 298,947
                                                                               -----------             -----------

         Net cash used in operating activities                                    (377,868)               (474,570)
                                                                               -----------             -----------

Cash flows from investing activities:
 Purchase of fixed assets                                                         (148,975)               (143,183)
 Decrease in certificate of deposit                                                150,000                    --
                                                                               -----------             -----------



         Net cash provided by (used in) investing activities                         1,025                (143,183)
                                                                               -----------             -----------

Cash flows from financing activities:
 Borrowings under long-term and  short term
   debt agreements                                                               3,668,889                  90,000
 Repayments of long-term and short-term debt                                    (2,915,418)               (553,023)
 Payment for purchase of business                                                 (200,500)                   --
 Proceeds from exercise of warrants                                                   --                    82,125
 Cash restricted for debt payments                                               1,700,000                 466,665
 Collection on loans to officer                                                      3,910                    --
 Collection on stock subscription                                                   10,318                    --
 Loans to officer and shareholder                                                     --                   (10,000)
                                                                               -----------             -----------


         Net cash provided by financing activities                               2,267,199                  75,767
                                                                               -----------             -----------

Net increase (decrease) in cash and cash equivalents                             1,890,356                (541,986)

Cash and cash equivalents, beginning of period                                   1,335,548               1,794,338
                                                                               -----------             -----------

Cash and cash equivalents, end of period                                       $ 3,225,904             $ 1,252,352
                                                                               ===========             ===========

Supplementary information:
  Interest paid                                                                $   820,467             $   742,395
                                                                               ===========             ===========

  Income taxes paid                                                            $    20,247             $    15,427
                                                                               ===========             ===========



    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Note 1 - Basis of presentation
         ------------------------------

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and the Company's 1998 Annual Report on Form 10-KSB. Results of operations for the nine and three months ended September 30, 1999 are not necessarily indicative of the results for a full year.

         The Company's independent auditors' report on the Company's consolidated financial statements for the fiscal year ended December 31, 1998, included an explanatory paragraph stating that the Company has not complied with certain financial covenants of the Long Term Loan which have not been waived by the Affiliated Corporation (as such terms are defined below). While management believed that if the Long Term loan is called by the Affiliated Corporation, there exists sufficient collateral to repay the Long Term Loan, such an event would severely limit the Company's ability to conduct normal operations, which raises substantial doubt about the Company's ability to continue as a going concern. Notwithstanding the non-compliance with certain technical covenants of the Long Term Loan, in April 1999, the Affiliated Corporation and the Company entered into a third amendment to the Long Term Loan, which, among other things, extended the termination date of the Long Term Loan. Subsequent to April 1999, in consideration for the payment by the Company to the Affiliated Corporation of $500,000 and the Company's agreement to fully satisfy the Company's repayment of obligations under the Long Term Loan by delivering to the Affiliated Corporation six successive monthly installments of $300,000 plus applicable interest, the Affiliated Corporation has agreed to forebear from (but not waive) exercising its rights (including its right to require repayment of the Long Term Loan) under the Long Term Loan. In the event the Company does not comply with its obligation to pay down the Long Term Loan, the Affiliated Corporation may avail itself to all of its remedies under the Long Term Loan including requiring the Company to satisfy in full the Long Term Loan. No further credit is available to the Company under the Long Term Loan. Although the Company has entered into an informal arrangement with a non-affiliated third party (the "Short Term Lender") to provide short term financing to the Company at 24% per annum (which loaned amounts totaled approximately $1,550,000 as of September 30, 1999), there can be no assurances that this financing will continue or that additional financing will be available on terms favorable to the Company, if at all. No assurances can be given that the Company will be able to obtain alternate long term sources of funding or that the Affiliated Corporation will not call the Long Term Loan resulting in the Company being required to pay all of the outstanding amounts owned under the Long Term Loan.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions
---------------------

         NEW YORK PAYROLL FACTORS ("NYPF")

         In 1996, the Company entered into a definitive agreement to acquire NYPF and made non-refundable payments of $200,000. Since the acquisition did not close by November 15, 1996, the closing date stipulated in the original agreement, the deposit of $200,000 was expensed to operations during fiscal 1996. On January 13, 1997, the Company and NYPF entered into a new agreement to acquire NYPF for $4,500,000 in cash and 125,000 shares of common stock. The acquisition of NYPF was closed in May 1997 upon the conclusion of the public offering. The value assigned to the shares issued was $3.083 a share, which equals their value in the public offering. This acquisition was treated as a purchase for accounting purposes and the operations of NYPF have been included in the consolidated statement of operations from May 2,1997. The Company recorded goodwill of $4,497,691 and a covenant not-to-compete of $350,000 relating to the NYPF acquisition. During the year ended December 31, 1998, the Company wrote off the remaining unamortized portion of the goodwill and the covenant not-to-compete.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition or plan of operation of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes.

         The Company's independent auditors' report on the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1998, included an explanatory paragraph stating that the Company has not complied with certain financial covenants of the Long Term Loan which have not been waived by the Affiliated Corporation (as such terms are defined below). While management believes that if the Long Term Loan is called by the Affiliated Corporation, there exists sufficient collateral to repay the Long Term Loan, such an event would severely limit the Company's ability to conduct normal operations, which raises substantial doubt about the Company's ability to continue as a going concern. Notwithstanding the non-compliance with certain technical covenants of the Long Term Loan, in April 1999, the Affiliated Corporation and the Company entered into a third amendment to the Long Term Loan, which, among other things, extended the termination date of the Long Term Loan. Subsequent to April 1999, in consideration for the payment by the Company to the Affiliated Corporation of $500,000 and the Company's agreement to fully satisfy the Company's repayment obligations under the Long Term Loan by delivering to the Affiliated Corporation six successive monthly installments of $300,000 plus applicable interest, the Affiliated Corporation has agreed to forebear from (but not waive) exercising its rights (including its right to require repayment of the Long Term Loan) under the Long Term Loan. In the event the Company does not comply with its obligation to pay down the Long Term Loan, the Affiliated Corporation may avail itself of all of its remedies under the Long Term Loan including requiring the Company to satisfy in full the Long Term Loan. No further credit is available to the Company under the Long Term Loan. As of November 18, 1999, the Company owes $333,335 pursuant to the Long Term Loan and intends to fully discharge its obligations under the Long Term Loan by December 31, 1999.

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

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 1999, the Company derived fee income of $1,469,920 and $3,902,689 respectively, from the purchase of checks and credit card sales slips, compared to $1,046,254 and $2,967,675 for the three and nine months ended September 30, 1998. The face amount of checks purchased during the three and nine months ended September 30, 1999 was approximately $129,024,896 and $349,506,945 respectively, compared to $93,000,000 and $270,000,000 for the three and nine months ended September 30, 1998, and the face amount of credit card sales slips purchased during the three and nine months ended September 30, 1999 was approximately $1,398,683 and $2,699,360, respectively, compared to $1,034,000 and $2,579,000 for the three and nine months ended September, 1998.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and nine months ended September 30, 1999 was $1,098,132 and $2,909,557, compared to $881,638 and $2,390,994 for the three and nine months ended September 30, 1998, respectively. The increase in the selling, general and administrative expenses is due to the expenses associated with new locations, including, among other things, increased payroll and rental expenses. In addition, included in the selling, general and administrative expenses for the three and nine months ended September 30, 1999 is an increase in the allowance for bad debts in the amount of $50,000 and $150,000, respectively.

         For the three and nine months ended September 30, 1999 interest expense, net of interest income, was $279,973 and $787,834 which reflects the high interest rate the Company is paying for its borrowings, compared to $187,281 and $632,255 for the three and nine months ended September 30, 1998.

         For the three and nine months ended September 30, 1999, the Company incurred non-cash expenses of $90,407 and $276,750, as compared to $99,912 and $319,607 for the three and nine months ended September 30, 1998, respectively, consisting primarily of the amortization of the intangible assets resulting from the purchase of the business of a commissioned agent in September 1997 and another company in April 1999, and an increase in the allowance for bad debts in the amount of $50,000 and $150,000 for the three and nine month periods ended September 30, 1999 respectively. The Company recorded a one-time non-recurring charge in the fourth quarter of 1998 of approximately $4.65 million, or ($1.32) per share relating to the elimination of the remaining balance of the goodwill and the covenant not to compete from the NYPF business combination. Accordingly, the Company during the nine months ended September 30, 1999 did not incur any expense or amortization cost relating to the NYPF business combination, which amount was $73,721 and $221,143 for the three and nine month periods ended September 30, 1998.

         Net loss for the three months ended September 30, 1999 was $9,604 ($.00 per share) and the net loss for the nine months ended September 30, 1999 was $36,518 ($.01 per share). Net loss for the three and nine months ended September 30, 1998 was $122,577 ($.03 per share) and $350,281 ($.10 per share), respectively.

         Earnings before taxes, depreciation, and the increase in allowance for bad debts and amortization ("EBTDA") during the three and nine months ended September 30, 1999 was $89,803 and $267,232, respectively. EBTDA for the three and nine months ended September 30, 1998 was a loss of $7,238 and $15,247, respectively. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

         The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "500,000 Loan") provided by the wife of a sales representative of the Company; (iii) demand loans from an entity controlled by Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board, Ann Nimberg, the wife of Gerald Nimberg, the Company's President, Chief Operating Officer, acting Chief Financial Officer and a member of the Company's Board of Directors and Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company , in the principal amount of $585,070 as of September 30,1999 (the "Zellermaier Entity Loan"); and (iv) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $5.5 million and is typically repaid with interest or uncollected bank charges daily or every few days (the "Uncollected Check Loans"). Prior to June 1999, when the funding ceased, the Company was receiving financing from a long term working capital credit facility (the "Long Term Loan") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, the President, Chief Operating Officer and acting Chief Financial Officer of the Company.

         Pursuant to the terms of the Long Term Loan, as amended (last amended in April 1999), the Affiliated Corporation established a credit facility in favor of the Company in the aggregate principal amount of $2,333,335. No further credit has been available to the Company under the Long Term Loan since June 1999. The Company's repayment obligations under the Long Term Loan are secured by, among other things, all of the Company's accounts receivable and certain fixtures and equipment at the Company's leased premises. The Long Term Loan requires that the Company maintain collateral in the form of uncollected purchased checks or cash in the minimum amount of $2,333,335 (the "Collateral Requirement"). Pursuant to the Long Term Loan, the full amount of the Long Term Loan is due and payable, in the event, among other things: (i) the Company's losses (before non-cash charges) are greater than $50,000 per year or in any two consecutive quarters in a fiscal year; (ii) the Company's cash balances are less than $1.1 million (which amounts are exclusive of the Collateral Requirement); or (iii) the Company does not deliver to the Affiliated Corporation its audited financial statements before the date which is 90 days from December 31. An event of default exists under the Long Term Loan due to the Company's losses (before non-cash items) being greater than $50,000 during 1998 and the Company delivering audited financial statements to the Affiliated Corporation on April 15, 1999, which date is after the deadline of March 31, 1999.

         In order to induce the Affiliated Corporation to refrain from exercising its default rights under the Long Term Loan and without waiving its rights, the Company delivered to the Affiliated Corporation a principal payment of $500,000, thereby reducing the amounts owed under the Long Term Loan to $1,833,335 and in June 1999 the Company entered into a Forbearance Agreement with the Affiliated Corporation pursuant to which, the Company agreed to a repayment program requiring that the Company fully satisfy its remaining repayment obligations under the Long Term Loan over a six month period, at a rate of $300,000 plus interest monthly until the sixth month when all remaining amounts are payable by the Company. As of November 18, 1999, the principal amount outstanding under the Long Term Loan was $333,335. The Company intends to fully satisfy its obligations under the Long Term Loan by December 31, 1999.

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

         As of November 18, 1999, the principal amount owed under the Zellermaier Entity Loan is $745,000. As of June 30, 1999 Mr. Zellermaier and Ms. Nimberg had advanced the Company the sum of $295,335, which amounts were fully repaid by the Company during the three months ended September 30, 1999. The principal amount of the Zellermaier Entity Loans is repayable by the Company on demand subject to the Company's obligation to notify the Affiliated Corporation of such demand for payment and the Affiliated Corporation's right to be repaid all outstanding amounts under the Long Term Loan. Interest at 21% per annum is payable monthly by the Company on the Zellermaier and Nimberg Loans.

         As of September 30, 1999, in addition to the above mentioned liabilities, the Company is obligated under several demand notes and advances payable in the aggregate amount of approximately $3,037,755 with interest at rates between approximately 7% and 24% per annum.

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

         As of September 30, 1999, the Company had available cash and cash equivalents and certificates of deposit of approximately $3,289,000 as compared to approximately $1,548,000 as of December 31, 1998. This increase in cash is due principally to a decrease in the Company's obligation to maintain collateral in the form of restricted cash.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1999, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None

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

                                   GENERAL CREDIT CORPORATION

Date: November 18, 1999            By:   /s/Irwin Zellermaier
                                        ------------------------------
                                         Irwin Zellermaier,
                                         Chief Executive Officer


Date: November 18, 1999            By:   /s/Gerald Nimberg
                                        ------------------------------
                                         Gerald Nimberg,
                                         Principal Financial and
                                         Accounting Officer