Form 10KSB40
period 1999-12-31
GENERAL CREDIT CORP
filed 2000-04-14
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,917,428.

The aggregate market value of the voting common stock held by non-affiliates of the issuer based on the closing sales price of $2.1875 of such common stock as of March 20, 2000, is $5,814,593.75 based upon 2,658,100 shares of common stock held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant. As of March 20, 2000, the Company had a total of 3,615,000 shares of Common Stock, par value $.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

                           GENERAL CREDIT CORPORATION

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS


Part I  .......................................................................................1

        Item 1. Description of Business........................................................1
        Item 2. Description of Property........................................................5
        Item 3. Legal Proceedings..............................................................6
        Item 4. Submission of Matters to a Vote of Security Holders............................6

Part II .......................................................................................6
        Item 5. Market for Common Equity and Related Stockholder Matters.......................6
        Item 6. Management's Discussion and Analysis or Plan of Operation.....................11
        Item 7. Financial Statements..........................................................11
        Item 8. Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................11

Part III......................................................................................12
        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                with Section 16(a) of the Exchange Act .......................................12
        Item 10.       Executive Compensation.................................................14
        Item 11.       Security Ownership of Certain Beneficial Owners and Management ........18
        Item 12.       Certain Relationships and Related Transactions.........................19
        Item 13.       Exhibits and Reports on Form 8-k.......................................20

Signatures....................................................................................21

Financial Statements.........................................................................F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        General Credit Corporation (the "Company") is a New York corporation organized in February 1995. The Company is currently engaged in providing working capital financing to its customers through the discounted purchase of checks (commonly referred to as "check factoring"). The Company provides check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. The Company also purchases credit card sales slips on a discounted basis ("Credit Card Sales Slips").

        The Company's customers are typically small- and medium-sized independent businesses located in the New York City metropolitan area and northern New Jersey area. Included among such customers are sewing contractors, wholesale distributors, independent trucking companies, printing companies, converters, healthcare providers, retailers, insurers and commercial real estate owners. The makers of the checks are manufacturers, construction firms and other businesses paying for goods or services purchased from customers. Occasionally, the Company purchases checks directly from the manufacturers, construction firms and other businesses themselves. The Company's customers, typical of garment industry contractors and other small-and medium-sized vendors, generally face extraordinary periodic short-term cash requirements. By factoring checks, customers can realize cash more quickly.

        Currently, the Company is evaluating preliminary offers from third parties to purchase the assets and/or stock of the Company, as well as possible strategic alliances, including, among others, the combination of the Company with other entities. On February 2, 2000, the Company entered into a non-binding Memorandum of Understanding with Diamond Dealing.com, Inc. ("DDI"), a company intending to develop an Internet-based marketplace for diamonds, gems, pearls, and other precious stone trading. The Memorandum of Understanding summarizes and confirms the discussions to date between the Company and DDI regarding the proposal that the Company acquire substantially all of the assets of DDI, subject to the liabilities of DDI in exchange for the issuance by the Company of approximately 24,423,000 shares of the Company's Common Stock. The Company's acquisition of the assets of DDI is subject to the completion of satisfactory due diligence, the execution of a definitive agreement regarding the acquisition, third party approvals and other customary conditions precedent. In the event the acquisition of DDI is consummated, there will be a change in the majority equity ownership and management of the Company. In connection with the discussions with DDI, the Company is evaluating several alternatives regarding whether, and to what extent, to continue its current check factoring business.

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

OPERATING PROCEDURES

        Management estimates that the Company typically purchases checks for between 98% and 99% of the face amount of the check, depending on the amount of the check, the historical volume of checks purchased by the Company from that particular customer, whether the checks are presented directly by the customer or through a broker, whether the checks actually have been presented to the Company at the time of the Company's payment to the customer, and whether the checks are post-dated. Management believes that the dollar amount of checks purchased before they are presented to the Company, and post-dated checks, is not material. During 1999, the average discounted purchase price was approximately 98.9% of the face amount of the check. The difference between the face amount of the check and the Company's purchase price for the check is known as the "discount." The discount is negotiated on a case by case basis. The Company believes that its customers prefer the Company as opposed to more conventional financial institution financing as a source of funds because (i) the Company does not require complex credit agreements, credit evaluation of customers, guarantees or other credit enhancement, financial statements, collateral or a minimum borrowing base of receivables or inventory, all or some of which would typically be required by a financial institution prior to establishing an accounts receivable or asset based line of credit, and (ii) the Company provides liquidity virtually upon demand of its customers, in larger amounts daily than most financial institutions are able to supply. In an attempt to limit its exposure arising from a purchased check not being collectible, the Company's policy is rarely to purchase any check with a face amount in excess of $50,000. Losses arising from purchased checks which were not collected amounted to approximately $176,000 during 1999 or approximately 0.4% of the total amount of checks purchased by the Company during 1999.

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

SOURCES OF BUSINESS; COMMISSIONED REPRESENTATIVES

        During 1999, management estimates that the Company obtained, as a percentage of its fee income, approximately 35% of its fee income from commissioned sales representatives at a weighted average commission of approximately 1% of fee income.

COMPETITION

        The Company competes in the check factoring business with firms that provide working capital financing to small- and medium-sized businesses. Those competing firms include banks, financial institutions, commercial finance companies and factoring companies, some of which may have substantially greater financial and other resources than the Company. The Company believes, based on an informal study, that, including the Company, there are approximately 15 check factoring firms operating in the same area in which its customers are located. The Company also competes with other regional factoring companies that target clients similar to the clients of the Company, some of which have operated in the markets serviced by the Company for a longer period of time than the Company. There can be no assurance that the Company can continue to compete successfully with its competitors.

SECURITY

        Company employees at the Company's eight locations work behind bullet-resistant plexiglass and steel partitions, and security measures for each office include safes, alarm systems and security cameras, control over entry to cash processing areas, detection of entry through perimeter openings, walls and ceilings, checking all movement in and out of secured areas, wireless phones, security guards and telephone battery back-up.

        Since the Company's business requires it to maintain a significant supply of cash in its stores, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and to provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. Daily transportation of currency and checks is provided by Company-owned armored carriers. The Company currently has insurance protection against employee theft, burglary, robbery and other similar contingencies.

EMPLOYEES

        The Company's employees consist of its two executive officers, Irwin Zellermaier and Gerald Nimberg, 37 additional full-time and 12 additional part-time employees. Messrs. Nimberg and Zellermaier devote their full business time to the Company's business.

REGULATION

        Under the Bank Secrecy Act and the Financial Recordkeeping and Currency and Foreign Transactions Reporting Act regulations of the U.S. Department of the Treasury, each financial institution, including check cashers such as the Company, must file a Currency Transaction Report ("CTR") for each deposit, withdrawal, exchange of currency, or other payment or transfer, by, through, or to the financial institution which involves a transaction in currency of more than $10,000. Any series of transactions within any calendar day that total more than $10,000, and that the Company has knowledge were effected by or on behalf of the same person, must also be reported. In addition, the Company is required to report any "suspicious or unusual activity" to its Bank Secrecy Act examiner and the Internal Revenue Service. The civil penalty imposed upon the Company and any director, officer or employee thereof willfully violating these requirements is not more than the greater of the amount (not to exceed $100,000) involved in the transaction (if any) or $25,000. Criminal penalties for intentional violations include fines of up to $500,000, and up to ten years imprisonment, or both.

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

RAPIDPAY CORPORATION/CREDIT CARD PROPERTIES

        In October 1999 the Company became the holder of 90% of the Class A voting stock and 88.5% of the Class B nonvoting stock of Rapidpay Corporation, a Delaware corporation ("Rapidpay") which has recently become engaged in the business of (i) credit card processing for, among others, banks and; (ii) purchasing at a discount credit card receipts. Donald Z. Scheiber, an individual unaffiliated with the Company owns the remaining 10% of outstanding Class A voting stock of Rapidpay and 10% of the outstanding Class B non-voting stock of Rapidpay. The remaining outstanding Class B non-voting stock of Rapidpay (1.5%) is owned by Credit Card Properties, Inc. ("CCP"), a Delaware corporation currently owned by Irwin Zellermaier and Gerald Nimberg. In the event Rapidpay generates gross fee income of $400,000 per month for any six consecutive months, Mr. Scheiber will be issued that amount of shares which will result in Mr. Scheiber owning 20% of the outstanding capital stock of CCP. In the event Barbara Ronan, the wife of Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company, is successful in causing Rapidpay to obtain $1.0 million of debt or equity financing, Mrs. Ronan will be issued that amount of shares which will result in Mrs. Ronan owning 20% of the outstanding capital stock of CCP. Mr. Zellermaier is the Chief Executive Officer of Rapidpay, Mr. Nimberg is the President of Rapidpay and Stephanie Nimberg, Mr. Nimberg's daughter is the Vice President and Secretary of Rapidpay. Pursuant to a five year employment agreement, (the term of which is extended to seven years in the event Rapidpay collects certain gross fee income over certain periods of time), Mr. Scheiber acts as the Executive Vice President and General Manager of Rapidpay and is paid a base salary equal to 10% of the gross fee income generated by Rapidpay on a monthly basis. In addition to his executive officer responsibilities, Mr. Scheiber is obligated to cause credit card company affiliations and customer service and support services to be provided to Rapidpay. Until such time as Mr. Scheiber receives $360,000 in salary in any 12 month period from Rapidpay, or until and unless the Company acquires The Bart Group, Inc. (a company controlled by Mr. Scheiber engaged in a substantially similar business as that which Rapidpay intends to engage), Mr. Scheiber's employment with Rapidpay is on an "as needed basis." Rapidpay may terminate Mr. Scheiber's employment with Rapidpay in the event Rapidpay does not collect at least $270,000 in gross fee income by June 30, 2000 or at least $150,000 per month in gross fee income in months 16, 17 and 18 after October 1999 (the "Gross Fee Income Goals"). In the event Rapidpay terminates Mr. Scheiber's employment with Rapidpay due to Rapidpay not achieving the Gross Fee Income Goals, Mr. Scheiber shall retain his shares of stock in Rapidpay. If Mr. Scheiber resigns as the Executive Vice President and General Manager of Rapidpay prior to April 23, 2000, Rapidpay has the right to purchase his shares for nominal consideration. Rapidpay's Board of Directors consists of three members elected by the Company and one member elected by Mr. Scheiber. No distribution of profits may be made from Rapidpay during its first five years of operation without the unanimous approval of all members of the Board of Directors. The Company intends to loan funds to Rapidpay for working capital purposes and has obligated that it shall loan amounts to Rapidpay sufficient for Mr. Scheiber to cause Rapidpay to achieve the Gross Fee Income Goals.

        The Company is obligated to contribute labor and overhead and up to $50,000 cash for the purchase by Rapidpay of fixed assets during the first year of operation of Rapidpay. In exchange for the Company contributing labor, overhead and cash, the Company shall be paid 30% of the gross fee income received by Rapidpay monthly.

        The Company may in conjunction with the sale of the Company, sell all of its stock in Rapidpay provided that: (i) it provides notice to Mr. Scheiber;
(ii) the acquiring entity agrees to purchase Mr. Scheiber's stock on the same terms as the Company; and (iii) the acquiring entity assumes all of the Company's obligations under various agreements with Mr. Scheiber, including a shareholders agreement, an employment agreement and a license and royalty agreement (discussed below), provided however, that if such obligations are not assumed, Mr.

Scheiber shall retain 100% ownership in all contracts between Rapidpay and its customers. Further, should the Company or Mr. Scheiber desire to sell or otherwise dispose of their stock in Rapidpay, the non-selling shareholders shall have a right of first refusal to purchase such shareholder's stock on a pro rata basis. To the extent such shares are not purchased by non-selling shareholders, then Rapidpay shall have the option to purchase said shares. To the extent such shares are not purchased by Rapidpay, the selling shareholder may sell such shares to a third party upon the same terms and conditions.

        In October 1999 Rapidpay entered into a 30 year License and Royalty Agreement with CCP. Pursuant to the License and Royalty Agreement, Rapidpay is obligated to pay CCP a royalty amount equal to 1.25% of the gross fee income collected by Rapidpay from its credit card customers in exchange for CCP granting to Rapidpay the non-assignable, non-exclusive right to use CCP's credit card processing technology. CCP is currently developing its credit card technology. In the event the Company acquires additional financing, the Company presently intends that certain of the financing currently provided to the Company which is guaranteed by Gerald Nimberg (ie: the $2.15 Million Dollar
Loan) will be used for working capital purposes of Rapidpay.

In the event of (i) the sale of the shares of Rapidpay held by the Company; (ii) the sale of substantially all of the assets of Rapidpay or the Company; or (iii) if Mr Nimberg's employment with the Company is terminated or reassigned or Mr. Nimberg becomes disabled or dies ((i), (ii) and (iii) each being a "Trigger Event"), then Rapidpay is obligated to pay to CCP, an amount equal to the greater of (x) the royalties earned by CCP over the six month period immediately preceding the Trigger Event; or (ii) $500,000. In the event of the sale of Rapidpay, 1.5% of the proceeds of the gross sales price received by Rapidpay (whether in kind or in cash) shall be paid to CCP in addition to any amounts payable under the license and royalty agreement.

        The CCP stockholders agreement provides for the purchase of the shares of a deceased stockholder by the remaining stockholders on a pro rata basis, to the extent such shares have not been transferred or bequeathed to family members of the deceased stockholder. In addition, the agreement provides that if any stockholder desires to sell, transfer or otherwise dispose of any or all of his shares, nonselling stockholders have a right of first refusal to purchase such shares on a pro rata basis, and, to the extent such shares are not purchased by nonselling stockholders, the selling stockholder may sell such shares to a third party upon the same terms and conditions.


ITEM 2. DESCRIPTION OF PROPERTY

        The Company is currently obligated under nine separate real property operating lease agreements with unaffiliated third parties as follows:

        1. Lease agreement through June 29, 2006 for office space of approximately 2,200 square feet located at 201-203 Allen Street (lower east side of Manhattan);

        2. Lease agreement through January 31, 2007 for office space of approximately 2,000 square feet located at 499 Seventh Avenue (midtown Manhattan near the "garment district");

        3. Lease agreement through February 28, 2003 for office space of approximately 600 square feet located at 1430 Broadway (garment district);

        4. Month to month lease agreement for office space of approximately 1,400 square feet located at 669 Kent Avenue (Brooklyn);

        5. Month to month lease agreement for office space of approximately 1,500 square feet located at 45-10 Skillman Avenue (Sunnyside, Queens);

        6. Lease agreement through August 31, 2000 for office space of approximately 2,500 square feet located at 370 Lexington Avenue, the Company's midtown Manhattan headquarters; and

        7. Lease agreement through April 30, 2009 for office space of approximately 500 square feet located at 165 West 25th Street (Manhattan).

        8. Lease agreement through April 30, 2001 for office space of approximately 1,400 square feet located at 889 Fourth Avenue (Brooklyn).

        9. Lease agreement through February 25, 2002 for office space of approximately 120 square feet located at 54 W 47th Street (Manhattan).

        The Company's annual rental obligation in the aggregate for the year 2000 under the nine leases listed above is approximately $201,000, exclusive of real estate taxes, common area maintenance charges and other pass thru items.


ITEM 3. LEGAL PROCEEDINGS

        The Company is currently a plaintiff in a lawsuit against a bank seeking $2 million of damages arising out of an alleged breach of contract and alleged improper return of checks. In connection with this lawsuit, the bank has counter-claimed against the Company seeking $10 million in damages arising out of bank charges for returned checks which the bank alleges the Company has not paid (the "$10 Million Counterclaim"). In addition, the bank has filed a separate counterclaim against the Company seeking $204,000 in damages arising from returned checks. The Company is vigorously defending against the counterclaims. Based on advice of its counsel, the Company believes the $10 Million Counterclaim is without merit or legal basis.

        The Company is currently a defendant in a lawsuit brought by an unaffiliated third party individual who seeks to have a parcel of improved real property located in Brooklyn, New York previously owned by the Company transferred back to the unaffiliated third party individual on the basis of fraud committed by the Company (the "Real Property Suit"). The improved real property was initially transferred to the Company in consideration for amounts owed to the Company. The unaffiliated third party individual's claim also seeks damages for "over reaching" against the Company in the amount of $1,000,000. The Company is vigorously defending the lawsuit and based on advice of its counsel, believes the action is without merit or legal basis. The Company has transferred back to the unaffiliated third party the improved real property. The Company has been informed by the unaffiliated third party that it has petitioned for the Real Property Suit, together with the "over reaching" claim against the Company to be voluntarily dismissed with prejudice.

        In March 1998, the Company received a demand letter from an unaffiliated third party individual regarding certain allegations advanced by this unaffiliated third party individual against the Company (the "Letter"). According to the Letter, the unaffiliated third party individual alleges he is entitled to have the Company transfer to him 750,000 shares of the Company's stock due to certain breaches of agreements by the Company. The Company has received no further correspondence from this unaffiliated third party individual. If pursued, the Company intends to vigorously defend against these allegations.

        The Company is engaged from time to time as plaintiff in litigation relating to collection of returned checks. Such litigation has not historically had any material effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $0.001 per share (the "Common Stock") and common stock purchase warrants (the "Warrants") were quoted on The Nasdaq SmallCap Market ("Nasdaq") from April 28, 1997 through September 28, 1998 under the symbols "LOAN" and "LOANW". Effective at the close of business on September 28, 1998, the Common Stock and Warrants were delisted from the Nasdaq SmallCap Market System due to, among other things, Nasdaq's determination that the Company could not sustain compliance with all of the requirements for continued Nasdaq listing and commenced quotation on the OTC Electronic Bulletin Board under the symbols "LOAN" and "LOANW."

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


COMMON STOCK
     NASDAQ SMALLCAP MARKET                                                          HIGH            LOW
                                                                                     --------        --------
     First Quarter 1998..............................................................$ 2.13          $   1.13
     Second Quarter 1998.............................................................$ 2.00          $   1.00
     Third Quarter 1998 through September 28, 1998...................................$1.250          $0.15625

     OTC ELECTRONIC BULLETIN BOARD                                                   HIGH BID        LOW BID
                                                                                     --------        --------
     September 29 and 30, 1998.......................................................$ 0.6875        $  0.625
     Fourth Quarter 1998.............................................................$0.71875        $   0.21
     First Quarter 1999..............................................................$   0.40        $   0.15
     Second Quarter 1999.............................................................$   2.00        $   1.00
     Third Quarter 1999..............................................................$   0.36        $   0.10
     Fourth Quarter 1999.............................................................$   0.58        $   0.13

WARRANTS
     NASDAQ SMALLCAP MARKET                                                          HIGH            LOW
                                                                                     --------        --------
     First Quarter 1998..............................................................$   0.34        $   0.16
     Second Quarter 1998.............................................................$   0.34        $   0.16
     Third Quarter 1998 through September 28, 1998...................................$0.21875        $0.03125

     OTC ELECTRONIC BULLETIN BOARD                                                   HIGH BID        LOW BID
                                                                                     --------        --------
     September 29 and 30, 1998.......................................................$  0.125        $  0.125
     Fourth Quarter 1998.............................................................$ 0.0675        $0.00001
     First Quarter 1999..............................................................$   0.05        $0.00001
     Second Quarter 1999.............................................................$   0.04        $   0.01
     Third Quarter 1999..............................................................$   0.32        $  0.001
     Fourth Quarter 1999.............................................................$   0.04        $  0.005


        The approximate number of holders of record of the Common Stock, as of March 20, 2000, amounts to 24 inclusive of those brokerage firms and/or clearing houses holding the shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

GENERAL

        On December 23, 1999, the Company was informed by its sole depository and clearinghouse bank that as of Feb. 8, 2000 such bank would no longer accept for deposit and clearing, third party checks purchased by the Company. As a result of this development, the Company entered into informal arrangements with several banks, who have agreed to act as deposit and clearinghouse banks for the third party checks purchased by the Company. There can be no assurances that such banks will not terminate their relationships with the Company and force the Company to locate replacement banks. In the event the Company is unable to sustain a relationship with a bank to provide depository and clearinghouse services, the Company would be unable to continue its Check Factoring business operations.

RESULTS OF OPERATIONS

        For the years ended December 31, 1998 and December 31, 1999, the Company derived fee income of approximately $4,083,000 and $4,917,000, respectively, from the purchase of checks and Credit Card Sales Slips. The face amount of checks purchased during the periods ended December 31, 1998 and December 31, 1999 was approximately$372,000,000 and $453,000,000, respectively, and the face amount of Credit Card Sales Slips during the years ended December 31, 1998 and December 31, 1999 was approximately$3,200,000 and $3,900,000, respectively.

        Selling, general and administrative expenses, including, among other expenses, amounts paid to sales representatives, payroll and related expenses and office overhead costs (including rent) during the years ended December 31, 1998 and December 31, 1999 was approximately $3,535,000 and $4,133,000, respectively. During 1999, the Company's selling, general and administrative expenses increased as a result of an increase in the Company's bad debt expense (approximately $270,000), an increase in the Company's payment of brokerage commissions (approximately $92,000), an increase in payroll and related costs (approximately $145,000) and an increase in rental expenses (approximately $52,000). These increased expense amounts were offset by a decrease in professional expenses (approximately $148,000) and decreased bank charges (approximately $67,000) during 1999. During the years ended December 31, 1998 and December 31, 1999, selling, general and administrative expenses constituted approximately 87% and 84%, respectively, of fee income.

        For the years ended December 31, 1998 and December 31, 1999, interest expense was approximately $828,000 and $1,151,000 net of approximately $98,000 and $76,000 of interest income, respectively. The Company's interest expense increased during 1999 due to the Company's increased borrowings to support expanded operations.

        The Company recorded a one-time non-recurring charge in the fourth quarter of 1998 of approximately $ 4.65 million, or ($1.32) per share (the "Impairment Charge"). This charge, which is non-cash in nature, reflects elimination of the remaining balance of the goodwill and the covenant not to compete from the Company's acquisition of substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing of the Company's initial public offering of securities in May of 1997 (the "NYPF Business Combination"). This charge was recorded due to the Company's continuing losses since the closing of the NYPF Business Combination and the changes that the Company believes it must employ to achieve profitability. These changes include the location of additional and less expensive financing sources. This charge includes the amortization of the costs of goodwill and the covenant not to compete from the NYPF Business Combination taken by the Company during the first three quarters of 1998.

        For the years ended December 31, 1998 and December 31, 1999, the Company incurred non-cash expenses of approximately $4.9 million (inclusive of the Impairment Charge) and $448,000, respectively. Net loss for the years ended December 31, 1998 and December 31, 1999 was approximately ($4,966,000) and ($322,000), respectively, or approximately ($1.41) and ($.09) per share, respectively.

        Losses before taxes, depreciation and amortization ("EBTDA") during the year ended December 31, 1999 was approximately $174,000 or approximately ($.05) per share per the weighted average number of shares outstanding. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

        The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "500,000 Loan") provided by the wife of a sales representative of the Company; (iii) a demand loan from an unaffiliated third party in the principal amount of $2.15 million (the "$2.15 Million Dollar Loan"); (iv) a term loan due March 2003 from Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board in the principal amount of $43,772 (the "Zellermaier Loan"); (v) a demand loan from an entity controlled by Irwin Zellermaier, Ann Nimberg, the wife of Gerald Nimberg, the Company's President, Chief Operating Officer, acting Chief Financial Officer and a member of the Company's Board of Directors and Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company, in the principal amount of $995,000 as of December 31, 1999 (the "Zellermaier Entity Loan"); (vi) a term loan due July 2000 from a bank in the principal amount of $250,000 (the "250,000 Bank Loan");
(vii) a demand loan from an unaffiliated third party in the principal amount of $968,000 (the $968,000 Loan"); (vii)a demand loan from Marjorie Nimberg, Gerry Nimberg's sister in the amount $101,000 (the "Marjorie Nimberg Loan"); (viii) a demand loan from an unaffiliated third party in the principal amount of $147,000; (ix) a demand loan from an employee of the Company in the principal amount of $40,000 (the "40,000 Loan"); (x) a demand loan from an unaffiliated third party in the principal amount of $50,000 (the "50,000 Loan") and (xi) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $3 million and is typically repaid with interest or uncollected bank charges daily or every few days (the "Uncollected Check Loans"). Prior to June 1999, when the funding ceased, the Company was receiving financing from a long term working capital credit facility (the "Long Term Loan") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of the Check Factoring business of the Company and Ann Nimberg, the wife of Gerald Nimberg, the President, Chief Operating Officer and acting Chief Financial Officer of the Company.

        Pursuant to the terms of the Long Term Loan, as amended (last amended in April 1999), the Affiliated Corporation established a credit facility in favor of the Company in the aggregate principal amount of $2,333,335. No further credit has been available to the Company under the Long Term Loan since June 1999. The Long Term Loan was fully satisfied in December 1999.

        As of December 31, 1999, the principal amount owed under the $2.15 Million Dollar Loan was $2.15 million, which amount is payable by the Company upon demand. Interest at 24% per annum on the $2.15 Million Dollar Loan is payable by the Company monthly. The Company's repayment obligations under the $2.15 Million Dollar Loan are guaranteed personally by Gerald Nimberg.

        Pursuant to the $500,000 Loan, the Company is obligated to pay, on a amonthly basis, interest only at 21% per annum on the outstanding principal amount outstanding under the $500,000 Loan. All accrued but unpaid interest together with the principal amount outstanding under the $500,000 Loan is due to be repaid by the Company in November 2001. The Company may prepay the $500,000 Loan without premium or penalty.

        As of December 31, 1999. the principal amount owed under the Zellermaier Loan was approximately $42,900. The Company is obligated to make monthly payments on the Zellermaier Loan through March 2003 consisting of principal and interest at 11.9% per annum.

        As of December 31, 1999, the principal amount owed under the Zellermaier Entity Loan was $995,000. During 1999, the Zellermaier Entity advanced the sum of $1,074,000 to the Company, of which $79,000 was repaid along with interest at the rate of 21% per annum. The principal amount of the Zellermaier Entity Loan is repayable by the Company on demand. Interest at 21% per annum is payable monthly by the Company on the Zellermaier Entity Loan.

        As of December 31, 1999 the principal amount owed under the $250,000 Bank Loan was $250,000. Pursuant to the $250,000 Bank Loan the Company is obligated to pay interest amounts monthly at four basis points above the prime rate of interest and is obligated to repay all accrued but unpaid principal amounts in July 2000.

        As of December 31, 1999, the principal amount owed under the $968,000 Loan was $968,000, which amount is payable by the Company upon demand. Interest at two basis points above the prime rate of interest on the $968,000 Loan is payable by the Company monthly.

        As of December 31, 1999, the amount owed under the Marjorie Nimberg Loan was approximately $101,000 with interest accrued at 21% per annum.
The Marjorie Nimberg Loan is payable by the Company upon demand.

        As of December 31, 1999, the amount owed under the $40,000 Loan was $40,000 which is payable by the Company upon demand. Interest at 21% per annum is payable monthly by the Company on the $40,000 Loan.

        As of December 31, 1999, the amount owed under the $50,000 Loan was $50,000 which is payable by the Company upon demand. Interest at 20% per annum is payable monthly by the Company on the $50,000 Loan.

        In March 2000, the Company borrowed $750,000 from an unaffiliated third party individual, which amount is payable upon demand. The Company is obligated to make monthly interest payments at 17% per annum on this loan.

        In order for the Company to grow and purchase checks, it requires capital. To date, the Company has not had adequate cash resources to satisfy the demand it perceives for its check purchasing services. To the extent the Company has borrowed capital, it has incurred very high interest rates. The Company is currently seeking additional long term debt or equity financing to replace the financing previously provided by the Long Term Loan and to attempt to fund expansion of the Company's business. There can be no assurances that additional financing will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to maintain or improve operating results, fund growth, take advantage of certain acquisition opportunities or respond to competitive pressures.

        As of December 31, 1999, the Company had available cash and cash equivalents of approximately $4,510,000 as compared to approximately $1,548,000 as of December 31, 1998. This increase in cash is due principally to the elimination of the Company's obligation to maintain collateral in the form of restricted cash as was required under the Long Term Loan.

EFFECTS OF INFLATION

        The Company believes that the results of its operations could be materially impacted by inflation, including increases in interest rates generally, if inflation materially adversely affected the operations of the Company's customers and their customers, and if inflation materially increased the Company's costs of obtaining working capital.

YEAR 2000 COMPLIANCE

        The Company owns or uses computer software that could have been impacted by the year 2000 problem, and the Company also relies on vendors of equipment and services whose products and services may be impacted by the year 2000 problem. The year 2000 compliance issues included: (1) the computer hardware and internally developed software which is used in the performance of services for customers, (2) the hardware and third-party software which is used for corporate administration, (3) the services of third-party providers which is purchased for certain professional services, and (4) the external services required, such as telecommunications and electrical power.

        The Company conducted a project to identify all computer hardware and software, other significant equipment, and services on which the Company relies that may be impacted. Based on the results of this project, and the fact that the calendar has already moved past January 1, 2000, the Company believes that the hardware, software, services and equipment on which the Company relies are year-2000 compliant. The Company continues to monitor this issue to ensure that no end-of-month or other similar date-related issues arise.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

        This Annual Report on Form 10-KSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," "expect" and "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the uncertainty associated with the Company's acquisition of additional financing, those described in this Annual Report on Form 10-KSB, the Company's Registration Statement on Form SB-2 (SEC File No. 333-09831) declared effective by the Securities and Exchange Commission on April 25, 1997 and periodic reports filed by the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

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

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        The current directors and executive officers of the Company are as follows:



    NAME                                        AGE       TITLE
                                                ---       -----
    Irwin Zellermaier(1)                        75        Chairman, Chief Executive Officer, Director

    Gerald Nimberg                              56        President, Chief Operating Officer, Acting Chief
                                                          Financial Officer, Secretary, Treasurer, Director

    Vincent J. Putignano(1)(2)                  54        Director

    Brien G. Reidy(1)(2)                        48        Director

    Melvyn Dobrichovsky, CPA                    53        Director

    Gregory E. Ronan, Esq.                      51        Director

    ------------------

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

         MELVYN DOBRICHOVSKY, CPA, Director of the Company since November 1998, is a certified public accountant licensed in the state of New York since 1973. Prior to 1991 he was a partner in Deloitte & Touche LLP. He currently is associated with Salibello & Broder, an accounting firm based in New York, New York. Mr. Dobrichovsky provides accounting, consulting and tax services to the Company for which he received fees in 1999 totalling approximately $30,000.

         GREGORY E. RONAN, ESQ., Director of the Company since November, 1998, has been a partner at the law firm of Goddard, Ronan & Dineen since 1982. Mr. Ronan served as a trial attorney with the U.S. government until 1982. He is a 1971 cum laude graduate of Fordham

University and a 1974 graduate of St. John's University Law School. Mr. Ronan was the 1976 Distinguished Graduate at U.S. Army JAGC School, in
Charlottesville, Virginia. Goddard, Ronan & Dineen provides legal services to the Company for which the firm received fees in 1999 of approximately $163,000.

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

SIGNIFICANT EMPLOYEES

         None.

FAMILY RELATIONSHIPS

         Stephanie Nimberg, Gerald Nimberg's daughter is the Vice President and Secretary of Rapidpay.

OTHER: INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.


COMPLIANCE WITH SECTION 16(a)

         To the Company's knowledge, for the fiscal year ended December 31, 1999, and for the period ended March 24, 2000, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         No amounts have been paid to directors for attendance at meetings.

EXECUTIVE OFFICER COMPENSATION

         Other than Messrs. Zellermaier and Nimberg, no officer or director employed by the Company received salary and bonus exceeding in the aggregate $100,000 in the fiscal years 1999, 1998 or 1997. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Zellermaier and Mr. Nimberg.

                           SUMMARY COMPENSATION TABLE


=====================================================================================================================
                                                                                                LONG TERM
                       ANNUAL COMPENSATION                                                  COMPENSATION AWARDS
---------------------------------------------------------------------------------------------------------------------
                                                                                       SECURITIES
NAME AND PRINCIPAL                                                 OTHER ANNUAL        UNDERLYING         ALL OTHER
POSITION                      YEAR      SALARY       BONUS       COMPENSATION (1)     OPTIONS/SARS       COMPENSATION
=====================================================================================================================
Irwin Zellermaier,            1999     $131,244       --             $52,120            100,000/0            --
Chairman, Chief
Executive Officer and         ---------------------------------------------------------------------------------------
Director of the               1998     $135,678       --             $50,941            100,000/0            --
Company since February
1995.                         ---------------------------------------------------------------------------------------
President from February       1997     $101,298       --             $31,466             75,000/0            --
1995 until May 1997.


---------------------------------------------------------------------------------------------------------------------

Gerald Nimberg,               1999     $141,508       --             $14,400            100,000/0            --
President and Chief
Operating Officer of the      ---------------------------------------------------------------------------------------
Company since May             1998     $125,731       --             $11,532            100,000/0            --
1997 and Chief Financial
Officer of the Company        ---------------------------------------------------------------------------------------
since November 1998.          1997     $ 75,374       --                  --             65,000/0            --
=====================================================================================================================

----------------
(1) Represents payments made for Mr. Zellermaier's and Mr. Nimberg's and their dependents' medical insurance, Mr. Zellermaier's and Mr. Nimberg's automobile expense allowance and insurance covering Mr. Zellermaier's life, the beneficiary of which is not the Company.

                     STOCK OPTION GRANTS IN FISCAL YEAR 1999

        The following table sets forth information concerning stock option grants made during 1999 to Messrs. Zellermaier and Nimberg.


=========================================================================================================================
                                  NUMBER OF
                                  SECURITIES        PERCENT OF TOTAL         MARKET
                                  UNDERLYING       OPTIONS GRANTED TO       PRICE ON        EXERCISE OR
                                   OPTIONS             EMPLOYEES             DATE OF        BASE PRICE        EXPIRATION
NAME                              GRANTED(1)         IN FISCAL YEAR         GRANT ($)           ($)              DATE
=========================================================================================================================
Irwin Zellermaier                  100,000                50%                 $0.25            $0.25         July 1, 2001
-------------------------------------------------------------------------------------------------------------------------
Gerald Nimberg                     100,000                50%                 $0.25            $0.25         July 1, 2001
-------------------------------------------------------------------------------------------------------------------------
TOTAL                              200,000               100%
=========================================================================================================================

----------------
(1) All  options are non-qualified options.

                            STOCK OPTION EXERCISES IN FISCAL YEAR 1999
                                AND FISCAL YEAR END OPTION VALUES

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1999 held by Messrs. Zellermaier and Nimberg. Neither Mr. Zellermaier nor Mr. Nimberg exercised any options during the year ended December 31, 1999.


================================================================================================================================
                                                                                                         VALUE OF UNEXERCISED
                                   SHARES                            NUMBER OF UNEXERCISED               IN-THE-MONEY OPTIONS
                                  ACQUIRED          VALUE              OPTIONS AT FY-END                       AT FY-END
NAME                            ON EXERCISE        REALIZED        EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
================================================================================================================================
Irwin Zellermaier                    --               --                   275,000 / 0                          $0 / $0

--------------------------------------------------------------------------------------------------------------------------------
Gerald Nimberg                       --               --                   265,000 / 0                          $0 / $0

--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                      540,000 / 0                          $0 / $0
================================================================================================================================

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

        In June 1996, Irwin Zellermaier entered into a ten-year employment agreement with the Company. Under the terms of the agreement, Mr. Zellermaier serves as the Chairman and Chief Executive Officer of the Company and receives an annual base salary of $160,000 per annum. The employment agreement with Mr. Zellermaier further provides that Mr. Zellermaier shall receive bonuses and such other fringe benefits as are paid to other executive officers of the Company. Such fringe benefits take the form of medical coverage, life insurance benefits and an automobile expense allowance. Further pursuant to the terms of his employment agreement, Mr. Zellermaier has agreed not to compete with the Company during the term of his employment with the Company and for a three-year period thereafter. In May 1998, Mr. Zellermaier's employment agreement was amended to provide that, if his employment is terminated by the Company for cause (as defined in the agreement) or by voluntary unilateral decision by the employee without cause, then Mr. Zellermaier is entitled to his base salary under the agreement earned, accrued vacation, and reimbursements of expenses, through the date of termination. In addition, the amended employment agreement with Mr. Zellermaier provides that, if his employment is otherwise terminated, Mr. Zellermaier is entitled to receive, in one lump sum payment, three times his compensation (base salary plus bonus) paid by the Company to Mr. Zellermaier for the fiscal year prior to termination and all applicable allowances and reimbursements to the date of termination. Furthermore, the amended agreement provides that, in the event Mr. Zellermaier exercises his right to terminate due to a change of control (as defined in the agreement), Mr. Zellermaier agrees to consult with the Company for a period of at least two years.

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





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of March 20, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; and (iii) Messrs. Zellermaier and Nimberg, the only persons named in the Summary Compensation Table; and (iv) officers and directors as a group:

                             PRINCIPAL SHAREHOLDERS


=================================================================================================================
NAME AND ADDRESS                                                   SHARES OF COMMON STOCK                 PERCENT
OF BENEFICIAL OWNER                                               BENEFICIALLY OWNED(1)(2)                  OWNED
=================================================================================================================
Irwin Zellermaier                                                        1,004,500  (3)                     25.2%
211 East 70th Street
New York, NY 10021
-----------------------------------------------------------------------------------------------------------------
Gerald Nimberg                                                             692,400  (4)                     17.4%
1009 Owl Place
Cherry Hill, NJ 08003
-----------------------------------------------------------------------------------------------------------------
Vincent J. Putignano                                                        10,000  (5)                     0.28%
907 Palmer Avenue
Mamaroneck, NY 10543
-----------------------------------------------------------------------------------------------------------------
Brien G. Reidy                                                              10,000  (6)                     0.28%
Seven Miller Lane West
East Hampton, NY 11937
-----------------------------------------------------------------------------------------------------------------
Melvyn Dobrichovsky                                                              0                          0.00%
Salibello & Broder, CPA's
810 7th Avenue, 27th Floor
New York, New York  10019
-----------------------------------------------------------------------------------------------------------------

=================================================================================================================
NAME AND ADDRESS                                                   SHARES OF COMMON STOCK                 PERCENT
OF BENEFICIAL OWNER                                               BENEFICIALLY OWNED(1)(2)                  OWNED
=================================================================================================================
Gregory Ronan                                                              300,000  (7)                     0.00%
Goddard, Ronan & Dineen, P.C.
201 East 42nd Street
New York, New York  10017
-----------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP                                    1,916,900                         41.00%
-----------------------------------------------------------------------------------------------------------------
TOTAL NUMBER OF  SHARES OUTSTANDING                                      3,615,000
AS OF MARCH 20, 2000
=================================================================================================================

         (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 20, 2000 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
         (2) Assumes no exercise of the 5,600,000 Common Stock Purchase Warrants currently outstanding.
         (3) Includes 375,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Zellermaier.
         (4) Includes 365,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Nimberg. Does not include 20,100 shares or 3,000 Warrants owned by Ann Nimberg, Gerald Nimberg's wife, over which Gerald Nimberg disclaims beneficial ownership. Does not include 10,000 shares owned by Richard Nimberg, Gerald Nimberg's adult brother, over which Gerald Nimberg disclaims beneficial ownership.
         (5) Represents 10,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Putignano.
         (6) Represents 10,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Reidy.
         (7) Does not include 105,000 shares of the Company's Common Stock owned by Goddard, Ronan & Dineen, with whom Mr. Ronan is a partner, but over which Mr. Ronan disclaims beneficial ownership. Represents 300,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Ronan.


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

         During 1999, Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board of Directors and Gerald Nimberg, the Company's President, Chief Operating Officer and acting Chief Financial Officer, their family members and affiliates provided unsecured demand and short term working capital loans to the Company (the "Zellermaier and Nimberg Loans"). As of December 31, 1999 $1,138,690 was outstanding on the Zellermaier and Nimberg Loans. Interest at rates ranging from 11.9% to 21% per annum is payable monthly by the Company on the Zellermaier and Nimberg Loans.

         During 1999, Mel Dobrichovsky, CPA, a director of the Company since November, 1998, was paid an aggregate sum of approximately $30,000 for accounting services provided to the

Company. The Company intends to engage Mel Dobrichovsky to continue to provide services to the Company during 2000.

         During 1999 the law firm of Goddard Ronan & Dineen, P.C. (the "Goddard Firm") provided legal services to the Company and was paid an aggregate sum of approximately $163,000 for such services. Gregory E. Ronan, a director of the Company since November, 1998, is a partner with the Goddard Firm. The Company intends to continue to engage the Goddard Firm to provide services to the Company during 2000.

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

         None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GENERAL CREDIT CORPORATION



Date: April 13, 2000              By: /s/ Irwin Zellermaier
                                     -------------------------------------------
                                     Irwin Zellermaier, Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



SIGNATURE                         TITLE                                    DATE
---------                         -----                                    ----

/s/ Irwin Zellermaier             Chairman, Chief Executive                April 13, 2000
-----------------------------     Officer, Director
Irwin Zellermaier


/s/ Gerald Nimberg                President, Chief Operating               April 13, 2000
-----------------------------     Officer, Secretary, Treasurer, Chief
Gerald Nimberg                    Financial Officer, Chief
                                  Accounting Officer, Director


/s/ Vincent J. Putignano          Director                                 April 13, 2000
-----------------------------
Vincent J. Putignano


/s/ Brien G. Reidy                Director                                 April 13, 2000
-----------------------------
Brien G. Reidy


/s/ Melvyn Dobrichovsky           Director                                 April 13, 2000
-----------------------------
Melvyn Dobrichovsky


/s/ Gregory E. Ronan              Director                                 April 13, 2000
-----------------------------
Gregory E. Ronan

                                  EXHIBIT INDEX



Exhibit
Number             Exhibit Description
-------            -------------------
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

10.24*             Promissory Note dated February 28, 1997 made by the Company to S.J. Workman.
10.25*             Promissory Note dated February 28, 1997 made by the Company to Dan Cohen.
10.26*             Promissory Note dated February 28, 1997 made by the Company to Jeffrey D. Greenhawt.
10.27*             Promissory Note dated February 28, 1997 made by the Company to Jack S. Greenman.
10.28*             Promissory Note dated February 28, 1997 made by the Company to Thomas Zotos.
10.29*             Promissory Note dated February 28, 1997 made by the Company to Reynaldo Martinez.
10.30*             Redemption Agreement dated as of February 15, 1997 by and among the Registrant, Irwin
                   Zellermaier, David Bader and D.P. Morton & Associates LLC.
10.31*             Common Stock Redemption Agreement dated as of December 30, 1996 by and among the Company,
                   JMB Holding Inc. and Wall Street Equities, Inc.
10.32*             Extension of Lease dated as of January 17, 1997 between Allen House, Inc., as agent for Landlord and Mersa Corp., as Tenant.
10.33(2)           Promissory Note made by the Company to Dong Hyun Kang dated September 30, 1997 in the principal amount of $230,000.00
10.34(2)           Promissory Note made by the Company to Sue Yi dated September 30,1997 in the principal amount of $150,000.00.
10.35              Reserved.
10.36(3)           Lease Agreement dated April 30, 1997 between 370 Lex, L.L.C., as Landlord, and Carly Holdings,
                   Inc., as Tenant.
10.37(3)           Lease Agreement dated December 31, 1997 between Realties 1430, as Landlord, and Carly Holdings,
                   Inc., as Tenant.
10.38(1)(3)        Amendment No. 1 to Employment Contract between the Company and David Bader (1)
10.39(3)           Loan Agreement dated February 10, 1998 between the Company and Links Court #1 Associates in the principal amount of $2,600,000.00.
10.40(3)           Promissory Note made by the Company to Links Court #1 Associates dated February 10, 1998 in the principal amount of $2,600,000.00.
10.41(4)           Loan and Security Agreement dated as of June 30, 1998 among Sterling National Bank, General
                   Credit Corporation and G.S. Capital Corporation.
10.42(1)(5)        Amendment No. 1 to Employment Contract dated May 13, 1998 between the Company and Irwin
                   Zellermaier.
10.43(1)(5)        Amendment No. 2 to Employment Contract dated May 13, 1998 between the Company and Gerald
                   Nimberg.
10.44(6)           Amendment No. 2 to Employment Contract dated November 2, 1998 between the Company and
                   David Bader
21.1+              Subsidiaries of Registrant.
27.1+              Financial Data Schedule for the Company as of and for the Year Ended December 31, 1998.

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

+    Filed herewith.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GENERAL CREDIT CORPORATION

                  We have audited the accompanying consolidated balance sheet of GENERAL CREDIT CORPORATION AND SUBSIDIARIES as at December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Credit Corporation and Subsidiaries as at December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                         /s/ Cornick, Garber & Sandler, LLP
                                             ------------------------------
                                             CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
MARCH 29, 2000

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS AT DECEMBER 31, 1999

                                     ASSETS

Current assets:
    Cash and cash equivalents (Note 2)                                                                $4,509,741

    Receivables from customers and brokers (Note 2)                              $  1,977,449
    Less allowance for doubtful accounts                                             (183,000)         1,794,449
                                                                                 ------------

    Prepaid expenses and other current assets                                                             27,638
                                                                                                    ------------

           Total current assets                                                                        6,331,828

Fixed assets, at cost, less accumulated depreciation
    and amortization  (Notes 2 and 3)                                                                    446,356

Investment in and advances to CPE (Notes 4 and 11)                                                       894,997
Notes receivable - broker (Note 6)                                                                       587,268
Notes receivable from officer (Note 7)                                                                    52,132
Goodwill and other intangibles, net (Note 2)                                                             335,916
Other assets (Note 8)                                                                                    165,863
                                                                                                    ------------
           Total                                                                                      $8,814,360
                                                                                                    ============

                                  LIABILITIES
Current liabilities:

    Notes and advances payable (Note 9)                                                               $5,090,796
    Accounts payable and accrued expenses                                                              1,063,343
                                                                                                    ------------
           Total current liabilities                                                                   6,154,139

Long-term portion of notes and advances payable (Note 9)                                                 883,256

Commitments and contingencies (Notes 10 and 16)

                              SHAREHOLDERS' EQUITY

Shareholders' equity:
    Common shares, $.001 par value, 20,000,000 shares
       authorized, 3,615,000 shares issued and outstanding                       $      3,615
    Additional paid-in capital                                                      7,953,938
    Stock subscription receivable (Note 13)                                           (84,331)
    Deficit                                                                        (6,096,257)         1,776,965
                                                                                 ------------         ----------
           Total                                                                                      $8,814,360
                                                                                                      ==========

    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                   1999              1998*
                                                                              ------------        -----------

Fee income, net                                                                $ 4,917,428        $ 4,082,871

Selling, general and administrative expenses                                     4,133,135          3,534,662
                                                                              ------------        -----------

Income from operations before depreciation, amortization
    and other income and expenses                                                  784,293            548,209

Depreciation and amortization (Notes 2 and 3)                                      147,758             99,400
                                                                              ------------       ------------

Income before other income and expenses                                            636,535            448,809

Other income (expenses):
    Equity in earnings of subsidiary (Note 4)                                      192,810
    Interest expense (net of interest income of $75,643
      in 1999 and $98,194 in 1998)                                              (1,151,405)          (827,630)
    Other income                                                                                       63,750
                                                                              ------------        -----------

Loss before write-off of goodwill and related
    intangible asset                                                              (322,060)          (315,071)

Write-off of goodwill and related intangible asset (Note 2)                                         4,651,101
                                                                              ------------        -----------

    Net loss                                                                  $   (322,060)       $(4,966,172)
                                                                              ============        ===========

    Basic and diluted net loss per share (Notes 2 and 11)                     $       (.09)       $     (1.41)
                                                                              ============        ===========
    Weighted average number of common
      shares outstanding (Note 2)                                                3,615,000          3,530,423
                                                                              ============        ===========

-----------------
* Certain amounts have been reclassified to conform to current year's presentation.

    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                                TOTAL
                                                                                                            SHAREHOLDERS'
                                          COMMON STOCK           ADDITIONAL                     STOCK          EQUITY
                                      ---------------------       PAID-IN                    SUBSCRIPTION     (CAPITAL
                                      SHARES         AMOUNT       CAPITAL        DEFICIT      RECEIVABLE     DEFICIENCY)
                                      ------         ------       -------        -------      ----------     -----------

Balance, January 1, 1998            3,435,000       $  3,435   $ 7,742,093    $  (808,025)                  $ 6,937,503

Options issued to consultants
    (Note 11)                                                       24,900                                       24,900

Shares issued in connection
    with the exercise of
    warrants                           75,000             75        82,050                                       82,125

Shares issued for prepaid
    legal services (Note 13)          105,000            105       104,895                     $(99,778)          5,222

Net loss for the year ended
    December 31, 1998                                                          (4,966,172)                   (4,966,172)
                                  -----------       --------   -----------    -----------      ---------    -----------

Balance, December 31, 1998          3,615,000          3,615     7,953,938     (5,774,197)       (99,778)     2,083,578

Reduction of stock subscription
    receivable (Note 13)                                                                          15,447         15,447

Net loss for the year ended
    December 31, 1999                                                            (322,060)                     (322,060)
                                  -----------       --------   -----------    -----------      ---------    -----------

Balance, December 31, 1999          3,615,000       $  3,615   $ 7,953,938    $(6,096,257)     $ (84,331)   $ 1,776,965
                                  ===========       ========   ===========    ===========      =========    ===========




    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1999             1998*
                                                                                   -----------      -----------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS

Cash flows from operating activities:
    Net loss                                                                       $  (322,060)     $(4,966,172)
    Adjustment to reconcile net loss to net cash used
    in operating activities:
       Equity in earnings of subsidiary                                               (192,810)
       Depreciation and amortization                                                   147,758           99,400
       Issuance of stock options                                                                         24,900
       Bad debt expense                                                                370,257          100,000
       Reduction of stock subscription receivable                                       15,447
       Write-off of goodwill and related intangible asset                                             4,651,101
       Change in assets and liabilities:
          Receivables from customers and agents                                     (1,095,503)        (678,587)
          Prepaid expenses                                                              25,828            8,977
          Other assets                                                                  29,204          (43,062)
          Accounts payable and accrued expenses                                        535,948          126,854
                                                                                   -----------      -----------
               Net cash used for operating activities                                 (485,931)        (676,589)
                                                                                   -----------      -----------
Cash flows from investing activities:
    Investment in certificates of deposit                                                              (212,819)
    Proceeds from maturity of certificates of deposits                                 212,819
    Increase in officer's life insurance receivable                                    (36,520)         (34,811)
    Increases on notes receivable                                                     (280,642)        (355,000)
    Collections of notes receivable                                                    249,486
    Purchase of fixed assets                                                          (214,253)        (179,929)
    Investment in and advances to subsidiary                                          (307,187)
    Loans to officer                                                                                    (10,000)
    Collections of loans from officer                                                    6,769            1,100
                                                                                   -----------      -----------
               Net cash used for investing activities                                 (369,528)        (791,459)
                                                                                   -----------      -----------
Cash flows from financing activities:
    Borrowings under long-term and short-term debt agreements                        7,746,816        1,259,951
    Repayments of long-term and short-term debt                                     (6,050,499)        (299,483)
    Proceeds from exercise of warrants                                                                   82,125
    Cash restricted for debt payments                                                2,333,335          (33,335)
                                                                                   -----------      -----------
               Net cash provided by financing activities                             4,029,652        1,009,258
                                                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 3,174,193         (458,790)

Cash and cash equivalents, January 1                                                 1,335,548        1,794,338
                                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, DECEMBER 31                                             $ 4,509,741      $ 1,335,548
                                                                                   ===========      ===========

(Continued)

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1999               1998*
                                                                                    ----------          --------
Supplemental disclosure of cash paid for:
    Interest                                                                        $1,182,748          $956,906
                                                                                    ==========          ========
    Income taxes                                                                    $   22,565
                                                                                    ==========
Supplemental disclosures of noncash activities:
    Investment in subsidiary financed with debt from seller                         $  395,000
                                                                                    ==========

------------
*Certain amounts in this column have been reclassified to conform to current year's presentation.




    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     THE COMPANY

             General Credit Corporation (the "Company"), was incorporated in February 1995, for the purposes of seeking out business opportunities, including acquisitions. On May 2, 1997, the Company emerged from the development stage by acquiring the operations of New York Payroll Factors, Inc. ("NYPF") (see Note 2). Prior to May 2, 1997, the Company's activities were limited to administrative activities.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION AND OPERATIONS

             The consolidated financial statements include the accounts of General Credit Corporation and its majority owned and controlled subsidiaries. The Company's investment in Cash Payroll Express, LLC acquired in April 1999 is accounted for on the equity method since the Company does not have voting control (See Note 4). The Company is engaged in providing working capital financing to its customers through the discounted purchase of checks made payable to the Company's customers and, to a lesser extent, the discounted purchase of credit card sales slips. Gross proceeds from the purchase of these checks and credit card sales slips during 1999 and 1998 are estimated to be approximately $453 million and $372 million in checks, respectively, and $3.9 million and $3.2 million in credit card slips, respectively. The Company's customers primarily comprise numerous small and medium-sized contracting firms and restaurants located in the New York metropolitan area and other northern New Jersey areas. Revenues, which are comprised of the discounted portion of checks and credit card sales slips purchased, are recognized when payment for them is made to the Company.

             FIXED ASSETS

             Fixed assets are recorded at cost. Expenditures for additions and betterments are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (vehicles, 3 years, equipment, furniture and fixtures, 7 years and leasehold improvements over the remaining lives of the leases). Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             INTANGIBLE ASSETS

             The net assets of businesses acquired are recorded at their fair value at the acquisition date and any excess of acquisition costs over the value of identifiable net assets acquired is recorded as goodwill which is being amortized on a straight-line basis over twenty years. At December 31, 1999, goodwill was $206,383, net of accumulated amortization of $25,617.

             Amounts paid for covenants not-to-compete are stated at cost and are amortized using the straight-line method over the non-compete period of five years. At December 31, 1999, covenants not-to-compete were $129,533, net of accumulated amortization of $102,467.

             The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected undiscounted net cash flows for each related business. Based upon its then most recent analysis, in the fourth quarter of 1998 the Company wrote off the goodwill and remaining covenant not-to-compete related to the NYPF acquisition. The Company believes that no impairment of goodwill exists at December 31, 1999 for the goodwill and covenant not-to-compete related to the acquisition of Ace Venture, Inc. in September 1997.

             CASH AND CASH EQUIVALENTS

             The Company considers all highly liquid debt instruments, purchased with original maturities of three months or less, to be cash equivalents.

             ADVERTISING

             Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising expense for the years ended December 31, 1999 and 1998 was approximately $9,300 and $4,600, respectively.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             CONCENTRATION OF CREDIT RISK

             Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts and notes receivable and cash deposits. Cash balances are held principally at one financial institution and usually exceed FDIC insured amounts.

             The Company believes the concentration of credit risk with respect to receivables from customers is limited due to the large number of customers comprising the Company's customer base. However, at December 31, 1999 advances to two customers from whom the Company purchases credit card receipts aggregate approximately 19% of receivables from customers and brokers. The Company performs ongoing informal background and financial evaluations of its customers and does not require collateral (see Note 6 for further information with respect to notes receivable from brokers). The Company's broker agreements (see Note 10) have generated approximately 39% and 30% of its fee income in 1999 and 1998, respectively. The loss of these arrangements could have a significant impact on the Company's financial position and results of operations.

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             Cash and cash equivalents and receivables are reflected in the accompanying balance sheets at amounts considered by management to reasonably approximate fair value. It is not practicable to assess the fair value of the Company's notes payable (see Note 9) because management believes such debt is not readily marketable due to the nature of its incurrence.

             USES OF ESTIMATES

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             LOSS PER SHARE

             Loss per share has been computed by dividing net losses by the weighted average number of common shares outstanding. The effect of outstanding stock options and warrants is not included in the per share calculations as it would be anti-dilutive.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -     FIXED ASSETS

             Fixed assets consist of the following at December 31, 1999:
                 Furniture, fixtures and office equipment                                 $ 318,360
                 Leasehold improvements                                                     134,238
                 Vehicles                                                                   123,474
                                                                                          ---------
                    TOTAL                                                                   576,072

             Less accumulated depreciation and amortization                                (129,716)
                                                                                          ---------
                    NET                                                                   $ 446,356
                                                                                          =========

             Depreciation expense for the year ended December 31, 1999 and 1998 was $85,709 and $41,186, respectively.

NOTE 4 -     INVESTMENT IN AND ADVANCES TO CPE

             On April 27, 1999, the Company paid $130,000 cash and issued $395,500 of notes to purchase a 80.5% common stock interest in Cash Payroll Express, LLC ("CPE"), a newly formed corporation which is engaged in the same business as the Company. Previously, the business conducted by CPE was conducted through an entity wholly-owned by its current minority stockholder. In accordance with the purchase agreement, if CPE meets certain predetermined minimum income levels during the year following the closing, the Company is required to pay an additional $215,000. At December 31, 1999, CPE has exceeded the minimum income requirements and the $215,000 due April 2000 has been recorded as additional purchase cost of CPE.

             Although the Company acquired 80.5% of CPE's common stock interest, under the terms of a related stockholders' agreement, control of CPE's Board of Directors is divided equally between its minority stockholder and the Company. The minority stockholder is entitled to a 50% interest in both CPE's earnings (as defined) and the proceeds of its sale or liquidation and has also been granted certain management decisions over its daily operations. Accordingly, the Company's investment in CPE has been accounted for on the equity method in the same manner as a corporate joint venture. The $525,000 excess of the purchase price over the Company's 50% share of CPE's net assets is being charged to operations as a reduction of the Company's equity in earnings of the subsidiary over a period of 20 years. The Company has also agreed to fund 80% of CPE's operating cash requirements with interest at 7% a year on 75% of such advances.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -     INVESTMENT IN AND ADVANCES TO CPE (CONTINUED)

             The following summarizes the financial position and results of operations of CPE at December 31, 1999 and for the period from April 27,1999 to December 31, 1999:

               Balance sheet:
                  Assets:
                     Cash                                                                           $351,088
                     Receivables from customers                                                       70,328
                     Other                                                                             2,237
                                                                                                   ---------
                           TOTAL                                                                    $423,653
                                                                                                   =========
                  Liabilities and stockholders' equity:
                     Due to Company                                                                 $176,687
                     Stockholders' equity                                                            246,966
                                                                                                   ---------
                           TOTAL                                                                    $423,653
                                                                                                   =========
                  Statement of operations:
                     Fee and other income                                                           $569,423
                     Operating expenses                                                              145,770
                                                                                                   ---------
                           NET INCOME                                                               $423,653
                                                                                                   =========
               Company's share of net income, after $19,016
               charge for amortization of excess of purchase price
               over share of net assets                                                             $192,810

               The Company's investment and advances to CPE at December 31, 1999 are summarized as follows:
                  Investment                                                                         525,500
                  Advances                                                                           176,687
                                                                                                   ---------
                           Total                                                                    $894,997
                                                                                                   =========

             Amounts paid to the minority stockholder of CPE for his share of its earnings are recorded as a direct reduction of its stockholders' equity. The Company's share of such earnings is required to be retained in CPE until the Company's obligations to the minority stockholder have been paid.

NOTE 5 -     RAPIDPAY

             On October 23, 1999, the Company formed a new subsidiary, Rapidpay Corporation ("Rapidpay"). The Company owns 90% of its Class A voting stock and 88.5% of the Class B non-voting stock. The division president of Rapidpay owns 10% of both the Class A and Class B stock. The remaining 1 1/2% of the Class B stock is owned by Credit Card Properties, Inc. "CCP", a company wholly owned by the executive officers of the Company and the wife of a member of the Board of Directors of the Company. If Rapidpay generates gross fee income of at least $400,000 for any six consecutive months, the principal operating officer is to receive a 20% ownership interest in CCP.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -     RAPIDPAY (CONTINUED)

             On October 23, 1999, Rapidpay also entered into a royalty agreement with CCP, under which Rapidpay has agreed to pay a royalty fee of 1.25% of the gross fee income collected by Rapidpay from its credit card customers for a period of 30 years, except for specific escape clauses as defined in the royalty agreement. Payments due under the royalty agreement can be accelerated upon the occurrence of (i) sale of all of the stock of Rapidpay held by the Company, or (ii) sale of all or substantially all of the assets of Rapidpay or the Company, or (iii) the termination of the employment or reassignment by the Company, for any reason, of the president of the Company. Upon the events listed, Rapidpay is obligated to pay a royalty amount equal to the unpaid balance for the previous six months, with a minimum payment of $500,000 due to CCP.

             The minority stockholder of Rapidpay has a five year employment agreement, which can be extended for two years at the executive's option, that provides for a monthly salary equal to 10% of Rapidpay's gross income as defined. A company, wholly owned by the minority stockholder of Rapidpay, is required to provide credit card back office services and customer service support at cost.

             Through December 31, 1999, the operations of Rapidpay have been immaterial.

NOTE 6 -     NOTES RECEIVABLE

             Notes receivable at December 31, 1999 consist of:

                 Advances to two individuals, no stated interest rate
                 payable on demand                                                 $ 67,575

                 Due from broker, no stated interest rate and no
                 formal payment terms                                               519,693
                                                                                   --------
                         TOTAL                                                     $587,268
                                                                                   ========

             The notes due from broker, which arise primarily from the broker's guarantee of certain checks which were dishonored by their alleged makers, have been guaranteed by a third party up to $250,000, collateralized by a second mortgage on certain real property.

             In addition, on December 26, 1999, the Company entered into an agreement with the broker to form a check factoring company, in which the Company has been granted a 9% interest as additional collateral for the notes receivable until they are repaid, at which time the 9% interest will be returned to the broker. The Company is entitled to receive 9% of the profits of the check factoring company in payment of the notes receivable after it has factored $13,000,000 of checks.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -     NOTES RECEIVABLE - OFFICER

             The notes are due under an employment agreement which, as revised in April 1998, provided for loans of $60,000 payable over seven years with interest at 9% a year. Monthly payments of approximately $1,062, including interest, are payable as follows:

                Year ending December 31:
                  2000                               $ 8,481
                  2001                                 9,277
                  2002                                10,147
                  2003                                11,099
                  2004                                13,128
                                                    --------
                         TOTAL                       $52,132
                                                    ========

             Interest income on these notes was $4,935 and $5,335 for 1999 and 1998, respectively.

NOTE 8 -     OTHER ASSETS

             Other assets at December 31, 1999 are comprised of:

                 Security deposits                                                         $ 42,607
                 Prepaid consulting fee                                                      12,000
                 Interest in officer's split-dollar life insurance                           78,194
                 Noncurrent prepaid expenses and
                    other miscellaneous assets                                               33,062
                                                                                           --------
                         TOTAL                                                             $165,863
                                                                                           ========

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -     NOTES AND ADVANCES PAYABLE

             Notes and advances payable are comprised of the following at December 31, 1999:

                 Auto loans; due in monthly installments of $2,063,
                    including interest of 14.15% a year to October 2004                        $    83,686

                 *21% notes payable to related party due on demand                                 995,000

                 *Notes payable - Chairman of the Board due in monthly
                    payments of $1,313, including interest at
                    11.9% per year to March 2003                                                    42,890

                 7% notes and contingent payable relating to the acquisition of
                    CPE (Note 4) due in monthly payments of principal and
                    interest of $2,873 to April 2003, plus a contingent
                    payment of $215,000 due April 2000                                             377,252

                 10% notes payable relating to the acquisition of Ace
                    Venture, Inc. due in monthly payments of principal and
                    interest of $7,040 to October 2003                                             268,074

                 Bank notes payable; due July 15, 2000, interest payable
                    monthly at prime plus 4% (12.5% at December 31, 1999)                          250,000

                 24% demand notes payable due to an individual, interest payable monthly, collateralized by receivables and
                    fixed assets                                                                 2,150,400

                 Corporate advances, payable on demand, interest
                    payable monthly at prime plus 2% (10.5% at
                    December 31, 1999)                                                             968,480

                 21% demand notes due to two individuals, interest
                    payable monthly                                                                187,470

                 *21% demand notes due to family member of the
                    president of the Company, interest payable quarterly                           100,800

                 20% note payable to an individual due April 2000,
                    interest payable monthly                                                        50,000

                 21% note payable to an individual due November 2001,
                    interest payable monthly                                                       500,000
                                                                                               -----------
                           TOTAL                                                                 5,974,052

             LESS CURRENT MATURITIES                                                             5,090,796
                                                                                               -----------
             NONCURRENT PORTION OF LONG-TERM DEBT                                              $   883,256
                                                                                               ===========

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -     NOTES AND ADVANCES PAYABLE (CONTINUED)

             Maturities of the noncurrent portion of long-term debt are as follows:

                 Year Ending December 31:

                    2001                                      $625,505
                    2002                                       138,666
                    2003                                       104,342
                    2004                                        14,744
                                                              --------
                           TOTAL                              $883,257
                                                              ========
             ---------------
             *Interest expense on related party notes listed above and additional and related party short-term borrowings during the year was approximately $79,000.

NOTE 10 -    COMMITMENTS AND CONTINGENCIES

             The Company has ten year employment contracts with its two executive officers that expire in 2006 and 2007. The salary pursuant to these contracts aggregates $280,000 a year excluding bonuses, fringe benefits and cost of living increases. One of the officers is entitled to annual salary adjustments for increases in the Consumer Price Index. In May 1998, these agreements were amended to provide that if employment is otherwise terminated, the officer will receive a lump sum payment equal to three times his compensation (base salary plus bonuses) paid for the year prior to termination.

             The Company entered into a ten year employment agreement with the president of Ace Venture, Inc. at a base annual salary of $130,000, plus bonuses, if certain sales volume is achieved. The base salary increases each year by 5% or the increase in the consumer price index, whichever is greater.

             The Company is obligated under noncancelable real property operating lease agreements through June 2009. Minimum rents under these obligations are as follows:

                 Year Ending December 31:

                    2000                                    $  201,452
                    2001                                       179,873
                    2002                                       151,537
                    2003                                       110,364
                    2004                                       106,656
                 Thereafter                                    317,432
                                                            ----------
                            TOTAL                           $1,067,314
                                                            ==========

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -    COMMITMENTS AND CONTINGENCIES (CONTINUED)

             These leases also contain operating expense and real estate tax escalation clauses. Rent expense, included in selling, general and administrative expenses, was approximately $214,000 and $166,000 in 1999 and 1998, respectively.

             The Company is contractually obligated pursuant to two broker agreements with unrelated entities. These agreements provide that the entities will refer certain check factoring customers to the Company for fees ranging from 40% to 50% of the net fee revenue received. These agreements terminate in January 2001. The Company makes noninterest bearing advances to these brokers for use in their check cashing activities. These advances, which are included in receivables from customers and brokers, are evidenced by notes and are partially collateralized by personal assets of the brokers; at December 31, 1999, such advances totaled approximately $532,000.

NOTE 11 -    SHAREHOLDERS' EQUITY

             In connection with the April 1997 sale of 900,000 units to the public, at December 31, 1999 there are outstanding common stock warrants to purchase 5,400,000 shares of common stock at $3.375 a share. The warrants expire on April 24, 2002. Upon certain conditions, the Company is entitled to call all or a portion of the warrants for a redemption price of $.25 per warrant upon 30 days prior written notice to the holders.

             In connection with the offering, the Company granted the underwriter an option to purchase up to 90,000 units (each unit consisting of three shares of common stock and six common stock warrants) at $16.50 a unit, exercisable during a five year period commencing on the effective date of the offering.

             NONQUALIFIED STOCK OPTIONS

             In July 1999, the Company issued to two of its executive officers, options to purchase a total of 200,000 shares of the Company's common stock at $0.25 a share. These options are exercisable until July 7, 2001.

             In May 1998, the Company issued to its three executive officers, options to purchase a total of 225,000 shares of the Company's common stock at $1.625 a shares. These options are exercisable until May 2001.

             In January 1998, the Company issued to two of its directors options to purchase a total of 20,000 shares of the Company's stock at $1.50 a share. These options are exercisable until January 7, 2001.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMETNS


NOTE 11 -    SHAREHOLDERS' EQUITY (CONTINUED)

             NONQUALIFIED STOCK OPTIONS (CONTINUED)

             On November 4, 1997, the Company issued to its three executive officers options to purchase a total of 190,000 shares of the Company's stock at $2.125 a share. These options are exercisable until November 3, 2000.

             The Company may receive income tax benefits for the above options when they are exercised. Such income tax benefits are credited to additional paid-in capital when realized. None of the above options have been exercised as of December 31, 1999.

             The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options granted to employees, officers and directors and, therefore, applies Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options granted. If the Company had elected to recognize compensation cost for the nonqualified options granted based upon their fair values at the grant date consistent with the method of SFAS No. 123, the net loss and loss per share on a pro forma basis for the years ended December 31, 1999 and 1998 would be as follows:

                                             1999                   1998
                                      ----------------       ----------------

                Net loss:

                   As reported              $(322,060)         $(4,966,172)
                   Pro forma                $(356,060)         $(5,183,099)
                Loss per share:

                   As reported                  $(.09)              $(1.41)
                   Pro forma                    $(.10)              $(1.47)

             The fair value of the Company's stock options used to compute the pro forma net loss and net loss per share disclosures are their estimated present values at grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 136.5% in 1999 and 79.23% in 1998, risk free interest of 5.56% in 1999 and 5.715% in 1998 and an expected holding period of three years for both 1999 and 1998.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -    SHAREHOLDERS' EQUITY (CONTINUED)

             NONQUALIFIED STOCK OPTIONS (CONTINUED)

             In addition, in 1998, options to purchase a total of 30,000 shares of stock, exercisable until May 2001 at $1.625 per share, were issued to two outside consultants and options to purchase 30,000 shares of stock, exercisable until January 2001 at $1.50 a share, were issued to three outside consultants. The $24,900 fair value of these options which was charged to operations in 1998 using the Black-Scholes option pricing model utilizing the same assumptions described above.

             In January 2000, the Company issued to two of its executive officers/directors, a director and one individual, options to purchase a total of 400,000 shares of the Company's stock at $0.63 a share. These options are exercisable until January 30, 2002. The Company also issued to one individual an option to purchase 50,000 shares of the Company's stock at $1.62 a share. These options are also exercisable until January 30, 2002.

             WARRANTS

             In connection with the investment in CPE (see Note 4), the Company has agreed to issue warrants to purchase up to 30,000 shares of the Company's stock (at a price to be determined) to the minority stockholder of CPE, if CPE meets certain earnings targets by specified dates. Should CPE's fees exceed predetermined levels through April 2002, the Company, at its option, can pay $20,000 to the stockholder instead of issuing warrants for 20,000 shares.

NOTE 12 -    INCOME TAXES

             For income tax purposes, the Company files consolidated income tax returns, which include the operations of CPE (Note 4). At December 31, 1999, the Company has net operating loss carryforwards of approximately $1,616,000 for federal income tax purposes. These carryforwards expire between 2011 and 2019. As a result of the public offering, in April 1996, the amount of loss carryforwards which can be utilized to offset future taxable income is limited to approximately $553,000 a year, plus the approximately $1,044,000 of loss carryforwards incurred after April 25, 1997.

             While generally accepted accounting principles permit the recognition of a deferred tax asset for the benefit of net operating loss carryforwards, they also require the recognition of a valuation allowance against such asset when it is more likely than not that such benefit will not be realized. As a result of the Company's losses since inception, it has recorded a valuation allowance equal to its net deferred tax asset account.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -    INCOME TAXES (CONTINUED)

             Deferred taxes relate to the following carryforwards and temporary differences at December 31, 1999:

                  Deferred tax assets:
                     Net operating loss carryforwards                                       $   743,000
                     Allowance for doubtful accounts                                             84,000
                     Write-off and amortization of intangible assets                          1,854,000
                     Amortization of leasehold improvements                                      11,000
                                                                                            -----------
                              TOTAL                                                           2,692,000

                  Less valuation allowance                                                   (2,692,000)
                                                                                            -----------
                  Net deferred income tax assets after valuation
                     allowance                                                              $        --
                                                                                            ===========


NOTE 13 -     RELATED PARTY TRANSACTIONS

              The Company has received accounting and legal services from two directors appointed in November 1998. Charges for accounting services by one director were approximately $28,000 and $40,000 in 1999 and 1998, respectively. The other director's firm, in which he is a partner, charged approximately $163,000 and $147,000 for legal services in 1999 and 1998, respectively. In addition, the Company issued to this firm 105,000 shares of common stock at $1 a share (the market price on the date issued) for prepaid legal services. At December 31, 1999, the $84,331 remaining balance due for future services has been shown as a stock subscription receivable and, accordingly, the shareholders' equity of the Company has been reduced by this amount.

NOTE 14 -     LITIGATION

              The Company received a deed for residential property as payment for a $280,000 receivable from an agent. Subsequently, a lawsuit was brought against the Company to have this deed stricken on the basis of fraud. The plaintiff also seeks $1,000,000 in damages against the Company for "over reaching." The Company has transferred back the deed to the plaintiff in accordance with a court order. The Company has been informed that the plaintiff has petitioned the court to dismiss the claim, including the $1,000,000 in damages, voluntarily with prejudice. Based on the advice of counsel, the Company believes that no liability will result from this claim.

              The Company is currently a plaintiff in a lawsuit against a bank, seeking $2 million in damages for breach of contract and for the improper return of checks. In connection with this lawsuit, the bank has counterclaimed against the Company for $10 million for return of check costs. In addition, the bank has filed a separate counterclaim against the Company for $204,000 in damages arising from returned checks. The Company is vigorously defending the counterclaims. Based upon the advice of counsel, the Company believes that the $10 million counterclaim is without merit or legal basis.

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

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 -     RETIREMENT PLAN

              Effective January 1998, the Company instituted a "S.I.M.P.L.E." retirement plan. Eligible employees may make salary reduction contributions of up to $6,000 in 1999 and as adjusted for inflation in future years. The Company is required to match, dollar for dollar, up to 3% (but not below 1% in two of the last 5 years) of the employees' compensation up to $160,000 in 1999 and as adjusted for inflation in future years. The Company made matching contributions of approximately $23,000 in 1999 and $22,000 in 1998 which is included in selling, general and administrative expenses.

NOTE 16 -     SUBSEQUENT EVENTS

              CREDIT CARD PROCESSING AGREEMENT

              In March 2000, the Company entered into a ten year agreement with a marketing agency where the Company has agreed to provide funding for the development of a "marketing page" in a publication in exchange for the right to process credit card sales generated by advertisers on the "marketing page" and a participation in the fees charged to the advertisers.

              When a "marketing page" is sold, the agency has agreed to assign to the Company the fees receivable from the advertisers, subject to the Company's acceptance of each advertiser. It is estimated that the fees to be paid by the advertisers on each marketing page will total approximately $332,000, payable over twelve months, to be recovered from each advertiser's credit card slips. When a page is sold, the agency is entitled to approximately 49% of the advertising fees. Initially, the Company will pay 75% of the agency fee upon commencement of the agency's work with the remaining balance to be paid over the next twelve months. If more than thirty-six marketing pages are completed, the Company will advance 50% upon commencement of work with the balance being paid over the next twelve

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -     SUBSEQUENT EVENTS (CONTINUED)

              CREDIT CARD PROCESSING AGREEMENT (CONTINUED)

              months. The Company has also agreed to pay to the agency, the media fees, estimated to be approximately $54,000 a page, in twelve monthly installments. The balance of the advertising fee (currently estimated to total approximately $115,000) will be retained by the Company. If an advertiser discontinues its payments, the agency can replace the advertiser or repay to the Company, the uncollected agency and media fees advanced by the Company. In April 2000, the Company advanced to the agency, approximately $122,000 which will be repaid from the agency fee earned on the first "marketing page."

              MEMORANDUM OF UNDERSTANDING

              On February 2, 2000, the Company entered into a non-binding Memorandum of Understanding (the "memorandum") with Diamond Dealing.com, Inc., ("DDI"), a company intending to develop an internet-based market place for diamonds, gems, pearls and other precious stone trading. The memorandum summarizes and confirms discussions regarding a proposal whereby the Company would acquire substantially all the assets, subject to the liabilities of DDI, in exchange for the issuance of 24,423,000 shares of the Company's common stock. If this transaction is consummated, there will be a majority change in the ownership and management of the Company. DDI and the Company are evaluating several alternatives as to whether, and to what extent, to continue the check factoring business.

              NEW BORROWINGS

              In March 2000, the Company borrowed $750,000 from an individual, payable on demand, with interest payable monthly at 17% a year.

                                LIST OF EXHIBITS



EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------
21.1           Subsidiaries of Registrant.
27.1           Financial Data Schedule for the Company as of and for the Year Ended December
               31, 1999.