Form 10QSB
period 2000-03-31
GENERAL CREDIT CORP
filed 2000-05-19
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   NEW YORK                                   13-3895072
       ------------------------------                    -------------------
      (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                    Identification No.)

                        370 Lexington Avenue, Suite 2000
                            New York, New York 10017
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 697-4441
        -----------------------------------------------------------------
                           (Issuer's Telephone Number)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [ ]

         On May 11, 2000, the number of shares of Common Stock of the issuer outstanding was 3,615,000 shares of Common Stock, par value $.001 per share.

         Traditional Small Business Disclosure Format (check one):
          Yes: [X]  No  [ ]

         Documents Incorporated By Reference:        None.

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)

    Item 1. Financial Statements.............................................................................  1

                  Consolidated Condensed Balance Sheets,
                        March 31, 2000 and December 31, 1999................................................. F-1

                  Consolidated Condensed Statements of Operations for the
                        Three Months Ended March 31, 2000 and 1999........................................... F-2

                  Consolidated Condensed Statements of Cash Flows for the
                        Three Months Ended March 31, 2000 and 1999........................................... F-3

                  Notes to Consolidated Condensed Financial Statements....................................... F-4

    Item 2.       Management's Discussion and Analysis or Plan of Operation..................................  2

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings ..............................................................................  6

     Item 2. Changes in Securities and Use of Proceeds.......................................................  7

     Item 3. Defaults Upon Senior Securities.................................................................  7

     Item 4. Submission of Matters to a Vote of Security Holders.............................................  7

     Item 5. Other Information...............................................................................  7

     Item 6. Exhibits and Reports on Form 8-K................................................................  8

SIGNATURES...................................................................................................  9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                     MARCH 31,              DECEMBER 31,
                                                      2000                      1999
                                                 --------------             ------------
                                                   (UNAUDITED)
         ASSETS

Current assets:
  Cash and cash equivalents                     $  8,588,852             $  4,509,741
  Receivables from customers
   and brokers, net                                2,465,326                1,794,449
  Prepaid expenses and other current
   assets                                            196,375                   27,638
                                                ------------             ------------
         Total current assets                     11,250,553                6,331,828

Fixed assets, at cost, less
  accumulated depreciation                           424,862                  446,356
Investment in and advances
  to subsidiary                                      808,514                  894,997
Notes receivable - brokers                           579,790                  587,268
Notes receivable from officer                         49,780                   52,132
Goodwill and other intangibles, net                  321,416                  335,916
Other assets                                         238,023                  165,863
                                                ------------             ------------
         Total                                  $ 13,672,938             $  8,814,360
                                                ============             ============


         LIABILITIES

Current liabilities:

 Notes and advances payable                     $  9,575,379             $  5,090,796
 Accounts payable and accrued
  expenses                                         1,387,016                1,063,343
                                                ------------             ------------
         Total current liabilities                10,962,395                6,154,139
                                                ------------             ------------
Long-term portion of notes
 and advances payable                                856,195                  883,256
                                                ------------             ------------

         SHAREHOLDERS' EQUITY

Shareholders' equity:
  Common shares, $.001 par value,
   20,000,000 shares authorized,
   3,615,000 shares issued and
   outstanding                                         3,615                    3,615
  Additional paid-in capital                       8,219,938                7,953,938
  Stock subscription receivable                      (79,886)                 (84,331)
  Deficit                                         (6,289,319)              (6,096,257)
                                                ------------             ------------
                                                   1,854,348                1,776,965
                                                ------------             ------------
         Total                                  $ 13,672,938             $  8,814,360
                                                ============             ============







                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                      -----------------------------------
                                                          2000                   1999
                                                      -----------             -----------
FEE INCOME - NET                                      $ 1,428,734             $ 1,104,592
                                                      -----------             -----------
Expenses:
Selling general and administrative                        996,859                 916,251
Depreciation and amortization                              41,694                  39,077
Equity in earnings of subsidiary                          (90,204)                     --
Interest expense - net                                    407,447                 219,286
                                                      -----------             -----------
                                                        1,355,796               1,174,614
                                                      -----------             -----------
Income (loss) before value of stock options
 issued                                                    72,938                 (70,022)
Fair market value of stock options issued                 266,000                      --
                                                      -----------             -----------
Net loss                                              $  (193,062)            $   (70,022)
                                                      ===========             ===========
Net loss per common share                             $      (.05)            $      (.02)
                                                      ===========             ===========
Weighted average number of
 common shares outstanding                              3,615,000               3,615,000
                                                      ===========             ===========






















                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ---------------------------------
                                                          2000                  1999
                                                      ------------           ----------
Cash flows from operating activities:
 Net (loss)                                          $  (193,062)            $   (70,022)
 Adjustments to reconcile net (loss) to
  net cash used in operating activities:
  Equity in earnings of subsidiary                       (90,204)                     --
  Issuance of stock options                              266,000                      --
  Depreciation and amortization                           41,694                  39,077
  Reduction of stock subscription                          4,445                   2,303
  Bad debt expense                                        75,000                  50,000
 Change in assets and liabilities
  Receivables from customers and brokers                (745,877)               (249,674)
  Prepaid expenses                                      (168,737)                (30,717)
  Other assets                                           (63,030)                 11,295
  Accounts payable and accrued expenses                  323,673                  72,167
                                                     -----------             -----------
         Net cash used in operating
          activities                                    (550,098)               (175,571)
                                                     -----------             -----------
Cash flows from investing activities:
 Purchase of fixed assets                                 (5,700)                (43,239)
 Decrease in certificate of deposit                           --                 150,000
 Increases in notes receivable                          (186,000)                     --
 Collections of notes receivable                         193,478                      --
 Increase in officer's life insurance
   receivable                                             (9,130)                 (9,130)
 Investment in and advances to subsidiary                176,687                      --
 Collection on loans to officer                            2,352                     676
                                                     -----------             -----------
         Net cash provided by
          investing activities                           171,687                  98,307
                                                     -----------             -----------
Cash flows from financing activities:
 Borrowings under long-term and
  short term debt agreements                           4,496,902                 530,432
 Repayments of long-term and
  short-term debt                                        (39,380)               (703,735)
                                                     -----------             -----------
         Net cash provided by (used in)
          financing activities                         4,457,522                (173,303)
                                                     -----------             -----------
Net increase (decrease) in cash and cash
 equivalents                                           4,079,111                (250,567)
Cash and cash equivalents, beginning of
 period                                                4,509,741               1,335,548
                                                     -----------             -----------
Cash and cash equivalents, end of
 period                                              $ 8,588,852             $ 1,084,981
                                                     ===========             ===========
SUPPLEMENTARY INFORMATION:
 Interest paid                                       $   456,771             $   244,074
                                                     ===========             ===========
 Taxes paid                                          $     4,690             $    20,247
                                                     ===========             ===========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                            THE FINANCIAL STATEMENTS.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition, contained in the Company's Annual Report on Form 10-KSB. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for a full year.

NOTE 2 - ACQUISITIONS

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

NOTE 2 - ACQUISITIONS (CONT'D)

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

   CASH PAYROLL EXPRESS LLC ("CPE")

   On April 27, 1999 the Company acquired 50% of the operations of CPE for $320,500 (which includes legal and other costs of $10,500). The purchase price was paid by the Company by its issuance of notes totaling $120,000 and cash of $200,500. The notes bear interest at 7% a year and are payable in equal monthly installments of $2,377 over 60 months. In addition, the Company was obligated to pay an additional $215,000 based upon the earnings of CPE. This acquisition was accounted for on the equity method in the same manner as a corporate joint venture. The Company recorded goodwill of $510,500 and a covenant not-to-compete of $15,000 relating to the CPE acquisition, which is included in its investment.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000, the Company derived fee income of $1,428,734 from the purchase of checks and credit card sales slips, compared to $1,104,592 for the three months ended March 31, 1999. The face amount of checks purchased during the three months ended March 31, 2000 was approximately $135,286,000 compared to $102,133,000 for the three months ended March 31, 1999, and the face amount of credit card sales slips purchased during the three months ended March 31, 2000 was approximately $2,313,000 compared to $502,000 for the three months ended March 31, 1999.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three months ended March 31, 2000 and March 31, 1999 was $996,859 and $916,251, respectively, which represents 70% and 83% of fee income, respectively. The increase in the selling, general and administrative expenses is due to the expenses associated with new locations, including, among other things, increased payroll and rental expenses. In addition, included in the selling, general and administrative expenses for the three month period ended March 31, 2000 is an increase in the allowance for bad debts in the amount of $75,000 (the "Allowance").

         For the three month period ended March 31, 2000, interest expense, net of interest income, was $407,447, which reflects the high interest rate the Company is paying for its borrowings compared to $219,286 for the three months ended March 31, 1999. The increase in interest expense results from additional borrowings made by the Company during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

         For the three months ended March 31, 2000, the Company incurred non-cash expenses of $389,825 as compared to $89,077 for the three months ended

March 31, 1999, consisting primarily of the non-cash expenses associated with the issuance by the Company of stock options to acquire 225,000 shares of the Company's Common Stock, the amortization of the intangible assets resulting from the purchase of the business of a commissioned agent in September 1997 and another company in April 1999, and an increase in the allowance for bad debts in the amount of $75,000 compared to $50,000 for the three months ended March 31, 1999. The Company recorded a one-time non-recurring charge in the fourth quarter of 1998 of approximately $4.65 million, or ($1.32) per share relating to the elimination of the remaining balance of the goodwill and the covenant not to compete from the NYPF Business Combination. Accordingly, the Company during the quarters ended March 31, 2000 and 1999 did not incur any expense or amortization cost relating to the NYPF Business Combination.

         Net loss for the three months ended March 31, 2000 was $193,062 or $.05 per share, compared to $70,022 or $.02 per share for the three months ended March 31, 1999.

         Earnings before taxes, depreciation, and the increase in allowance for bad debts and amortization ("EBTDA") during the three months ended March 31, 2000 was $201,453 or approximately $.06 per share per the weighted average number of shares outstanding compared to $39,302 or $.01 per share for the three months ended March 31, 1999. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs.

         The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "$500,000 Loan") provided by the wife of a sales representative of the Company; (iii) a demand loan from an unaffiliated third party in the principal amount of $2.15 million (the "$2.15 Million Dollar Loan"); (iv) a term loan due March 2003 from Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board in the principal amount of $43,772 as of March 31, 2000 (the "Zellermaier Loan"); (v) a demand loan from an entity controlled by Irwin Zellermaier, Ann Nimberg, the wife of Gerald Nimberg, the Company's President, Chief Operating Officer, acting Chief Financial Officer and a member of the Company's Board of Directors and Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company, in the principal amount of $946,321 as of March 31, 2000 (the "Zellermaier Entity Loan"); (vi) a term loan due July 2000 from a bank in the principal amount of $250,000 (the "$250,000 Bank Loan"); (vii) a demand loan from an unaffiliated third party in the principal amount of $4,439,840 as of March 31, 2000 (the "$4,439,840 Loan");
(viii) a demand loan from Marjory Nimberg, Gerry Nimberg's sister in the amount of $100,800 as of March 31, 2000 (the "Marjory Nimberg Loan"); (ix) a demand loan from an unaffiliated third party in the principal amount of $177,372 as of March 31, 2000; (x) a demand loan from an employee of the Company in the principal amount of $80,000 as of March 31, 2000 (the "80,000 Loan"); (xi) demand loans from unaffiliated third parties in the principal amount of $1,042,000 as of March 31, 2000 (the "1,042,000 Loans") and (xii) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $3 million and is typically repaid with interest or uncollected bank charges daily or every few days (the "Uncollected Check Loans"). Prior to June 1999, when the funding ceased, the Company was receiving financing from a long term working capital credit facility provided by a corporation, in part owned by Gerald Schultz, the former owner of the Check Factoring business of the Company and Ann Nimberg, the wife of Gerald Nimberg, the President, Chief Operating Officer and acting Chief Financial Officer of the Company.

         As of March 31, 2000, the principal amount owed under the $2.15 Million Dollar Loan was $2.15 million, which amount is payable by the Company upon demand. Interest at 24% per annum on the $2.15 Million Dollar Loan is paid by the Company monthly.

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

         As of March 31, 2000, the principal amount owed under the Zellermaier Loan was approximately $42,374. The Company is obligated to make monthly payments on the Zellermaier Loan through March 2003 consisting of principal and interest at 11.9% per annum.

         As of March 31, 2000, the principal amount owed under the Zellermaier Entity Loan was $946,321. During the three months ended March 31, 2000, the Company repaid to the Zellermaier Entity the sum of $49,000 along with interest at the rate of 21% per annum on the Zellermaier Entity Loan. The principal amount of the Zellermaier Entity Loan is repayable by the Company on demand. Interest at 21% per annum is payable monthly by the Company on the Zellermaier Entity Loan.

         As of March 31, 2000, the principal amount owed under the $250,000 Bank Loan was $250,000. Pursuant to the $250,000 Bank Loan the Company is obligated to pay interest amounts monthly at four basis points above the prime rate of interest and is obligated to repay all accrued but unpaid principal amounts in July 2000.

         As of March 31, 2000, the principal amount owed under the $4,439,840 Loan was $4,439,840, which amount is payable by the Company upon demand. Interest at two basis points above the prime rate of interest on the $4,439,840 Loan is paid by the Company monthly. During the three months ended March 31, 2000, the Company borrowed $3,472,000 under the $4,439,840 Loan.

         As of March 31, 2000 the amount owed under the Marjory Nimberg Loan was $100,800 which includes interest accrued at 21% per annum. The Marjory Nimberg Loan is payable by the Company upon demand.

         As of March 31, 2000, the amount owed under the $80,000 Loan was

$80,000 which is payable by the Company upon demand. Interest at 21% per annum is payable monthly by the Company on the $80,000 Loan.

         As of March 31, 2000, the amount owed under the $1,042,000 Loans is $1,042,000 which is payable by the Company upon demand. Interest ranging from at 17% to 20% per annum is payable monthly by the Company on the $1,042,000 Loans.

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

         As of March 31, 2000, the Company had available cash and cash equivalents and certificates of deposit of approximately $8,589,000 as compared to approximately $4,510,000 as of December 31, 1999. This increase in cash is due principally to the elimination of the Company's obligation to maintain collateral in the form of restricted cash as was required under the Long Term Loan.

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

         In April 2000 the Company was served with a complaint from an unaffiliated third party plaintiff alleging that the Company refused to comply with the plaintiff's request to remove the transfer restrictions on 215,000 shares of Common Stock allegedly owned by the plaintiff. The plaintiff has requested a judgment be entered in the amount of approximately $600,000 or in the alternative that the court order the Company to immediately remove the transfer restrictions on such shares allegedly owned by the plaintiff. The Company is currently evaluating the allegations made in the complaint.

         The Company is engaged from time to time as plaintiff in litigation relating to collection of returned checks. Such litigation has not historically had any material effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following table sets forth information pertaining to options that the Company has granted and issued to certain individuals during the three month period ended March 31, 2000:

                                                                                            EXERCISE        PAR
NAME                            SHARES         DATE OF GRANT            EXPIRATION            PRICE        VALUE
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------
Irwin Zellermaier            100,000       January 30, 2000        January 29, 2002            .63            $.001
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------
Gerald Nimberg               100,000       January 30, 2000        January 30, 2002            .63            $.001
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------
Greg Ronan                   300,000       January 30, 2000        January 30, 2002            .63            $.001
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------
Brad Scheiner                100,000       January 30, 2000        January 30, 2002            .63            $.001
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------
Daniel Kang                   50,000       January 30, 2000        January 30, 2002            .63            $.001
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------
Martin Schackner             100,000       March 22, 2000          March 22, 2002              1              $.001
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------
Michael Guidice               25,000       March 22, 2000          March 22, 2002              2.375          $.001
---------------------------- ------------- ----------------------- ---------------------- -------------- -----------


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the first quarter ended March 31, 2000, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         On February 2, 2000, the Company entered into a non-binding Memorandum of Understanding with Diamond Dealing.com, Inc. ("DDI"), a company intending to develop an Internet-based marketplace for diamonds, gems, pearls, and other precious stone trading. The Memorandum of Understanding summarizes and confirms the discussions to date between the Company and DDI regarding the proposal that the Company acquire substantially all of the assets of DDI, subject to the liabilities of DDI in exchange for the issuance by the Company of approximately 24,423,000 shares of the Company's Common Stock. The Company's acquisition of the assets of DDI is subject to the completion of satisfactory due diligence, the execution of a definitive agreement regarding the acquisition, third party approvals and other customary conditions precedent. In the event the acquisition of DDI is consummated, there will be a change in the majority equity ownership and management of the Company. Since the date of the Memorandum of

Understanding, the Company has engaged in continuous discussions and due diligence regarding DDI and the transactions contemplated under the Memorandum of Understanding. In connection with the discussions with DDI, the Company is evaluating several alternatives regarding whether, and to what extent, to continue its current check factoring business.

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

                           GENERAL CREDIT CORPORATION

Date: May 19, 2000                 By:   /s/ IRWIN ZELLERMAIER
                                         -------------------------------------
                                         Irwin Zellermaier, Chief
                                         Executive Officer

Date: May 19, 2000                 By:   /s/ GERALD NIMBERG
                                         -------------------------------------
                                          Gerald Nimberg, Principal Financial
                                          and Accounting Officer