Form 10QSB
period 2000-09-30
GENERAL CREDIT CORP
filed 2000-11-20
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  NEW YORK                                   13-3895072
    -----------------------------------                 -------------------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification No.)

                        370 LEXINGTON AVENUE, SUITE 2000
                            NEW YORK, NEW YORK 10017
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 697-4441
                           --------------------------
                           (Issuer's Telephone Number)

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

         On November 15, 2000, the number of shares of Common Stock of the issuer outstanding was 3,662,550 shares of Common Stock, par value $.001 per share.

            Traditional Small Business Disclosure Format (check one):
                                 Yes [X] No [ ]
                    Documents Incorporated By Reference: None

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION (UNAUDITED)

    Item 1. Financial Statements.............................................................................1

                  Consolidated Condensed Balance Sheets,
                        September 30, 2000 and December 31, 1999.............................................2

                  Consolidated Condensed Statements of Operations for the
                        Three and Nine Months Ended September 30, 2000 and 1999..............................3

                  Consolidated Condensed Statements of Cash Flows for the
                        Nine Months Ended September 30, 2000 and 1999........................................4

                  Notes to Consolidated Condensed Financial Statements.......................................5

    Item 2. Management's Discussion and Analysis or Plan of Operation........................................6

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings..............................................................................10

     Item 2. Changes in Securities and Use of Proceeds......................................................10

     Item 3. Defaults Upon Senior Securities................................................................11

     Item 4. Submission of Matters to a Vote of Security Holders............................................11

     Item 5. Other Information..............................................................................11

     Item 6. Exhibits and Reports on Form 8-K...............................................................11

SIGNATURES..................................................................................................12



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                                             2000               1999
                                                                                         ------------       ------------
                                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                           $  6,257,241       $  4,509,741
     Receivables from customers
          and brokers, net                                                                  2,179,177          1,794,449
     Prepaid expenses and other
          current assets                                                                      154,736             27,638
                                                                                         ------------       ------------
               Total current assets                                                         8,591,154          6,331,828

Fixed assets, at cost, less
          accumulated depreciation                                                            408,214            446,356
Investment in and advances
          to subsidiary                                                                     1,332,946            894,997
Notes receivable - brokers                                                                    507,465            587,268
Notes receivable from officer                                                                  45,078             52,132
Goodwill and other intangibles, net                                                           292,416            335,916
Other assets                                                                                  331,299            165,863
                                                                                         ------------       ------------
               Total                                                                     $ 11,508,572       $  8,814,360
                                                                                         ============       ============

                               LIABILITIES

Current liabilities:
     Notes and advances payable                                                          $  8,059,951       $  5,090,796
     Accounts payable and accrued
          expenses                                                                            782,650          1,063,343
                                                                                         ------------       ------------
               Total current liabilities                                                    8,842,601          6,154,139
                                                                                         ------------       ------------
Long-term portion of notes
          and advances payable                                                                951,910            883,256
                                                                                         ------------       ------------

                       SHAREHOLDERS' EQUITY

Shareholders' equity:
     Common shares, $.001 par value, 20,000,000 shares authorized,
          3,662,550 shares and 3,615,000 shares issued and
          outstanding, respectively                                                             3,663              3,615
     Additional paid-in capital                                                             8,274,778          7,953,938
     Stock subscription receivable                                                            (70,794)           (84,331)
     Deficit                                                                               (6,493,586)        (6,096,257)
                                                                                         ------------       ------------
                                                                                            1,714,061          1,776,965
                                                                                         ------------       ------------

               Total                                                                     $ 11,508,572       $  8,814,360
                                                                                         ============       ============



    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                          -----------------------------       -----------------------------
                                              2000              1999              2000              1999
                                          -----------       -----------       -----------       -----------
Fee income - net                          $ 4,436,511       $ 3,579,869       $ 1,645,693       $ 1,276,401
                                          -----------       -----------       -----------       -----------
Expenses:
     Selling general and
          administrative                    3,313,991         2,819,052         1,229,198         1,046,004

     Depreciation and amortization            121,633           119,344            38,119            35,964

     Loss on fixed asset abandonment           44,145                --            44,145                --

     Equity in income of subsidiary          (334,252)         (107,660)         (125,063)          (65,569)

     Interest expense - net                 1,367,435           785,651           570,124           269,606
                                          -----------       -----------       -----------       -----------
                                            4,512,952         3,616,387         1,756,523         1,286,005
                                          -----------       -----------       -----------       -----------

Income (loss) before value of
          stock and stock options
          issued                              (76,441)          (36,518)         (110,830)           (9,604)

Stock and stock options issued                320,888                --             5,911                --
                                          -----------       -----------       -----------       -----------
Net income (loss)                         $  (397,329)      $   (36,518)      $  (116,741)      $    (9,604)
                                          ===========       ===========       ===========       ===========

Net income (loss) per common share        $     (0.11)      $     (0.01)      $     (0.03)      $        --
                                          ===========       ===========       ===========       ===========

Weighted average number of
          common shares outstanding         3,634,020         3,615,000         3,662,550         3,615,000
                                          ===========       ===========       ===========       ===========



    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     -----------------------------
                                                         2000              1999
                                                     -----------       -----------
Cash Flows from operating activities:
     Net (loss)                                      $  (397,329)      $   (36,518)
     Adjustments to reconcile net (loss) to
         net cash (used in) provided by
         operating activities:
         Equity in earnings of subsidiary               (334,252)         (107,660)
         Issuance of stock and stock options             320,888                --
         Abandonment of fixed assets                      44,145
         Depreciation and amortization                   121,633           119,344
         Reduction of stock subscription                  13,537            10,318
         Bad debt expense                                225,000           150,000
     Change in assets and liabilities
         Receivables from customers and brokers         (609,728)         (750,990)
         Prepaid expenses                               (127,098)            3,125
         Other assets                                   (138,046)          (28,094)
         Accounts payable and accrued expenses          (280,693)          204,712
                                                     -----------       -----------
            Net cash (used in) provided by
                operating activities                  (1,161,943)         (435,763)
                                                     -----------       -----------

Cash flows from investing activities:
     Purchase of fixed assets                            (84,136)         (148,975)
     Decrease in certificate of deposit                       --           150,000
     Increases in notes receivable                      (186,000)               --
     Collections of notes receivable                     265,803                --
     Increase in officer's life insurance
         receivable                                      (27,390)          (27,390)
     Investment in and advances to subsidiary           (103,697)         (242,245)
     Collection on loans to officer                        7,054             3,910
                                                     -----------       -----------
            Net cash provided by (used in)
                investing activities                    (128,366)         (264,700)
                                                     -----------       -----------

Cash flows from financing activities:
     Borrowings under long-term and
         short term debt agreements                    4,909,070         3,668,889
     Repayments of long-term and
         short term debt                              (1,871,261)       (2,915,418)
     Cash restricted for debt payments                        --         1,700,000
                                                     -----------       -----------
            Net cash provided by
                financing activities                   3,037,809         2,453,471
                                                     -----------       -----------
Net increase in cash and cash
         equivalents                                   1,747,500         1,753,008
Cash and cash equivalents, beginning
         of period                                     4,509,741         1,335,548
                                                     -----------       -----------

Cash and cash equivalents, end of period             $ 6,257,241       $ 3,088,556
                                                     ===========       ===========

SUPLEMENTARY INFORMATION:
     Interest paid                                   $ 1,422,324       $   820,467
                                                     ===========       ===========
     Taxes paid                                      $     4,690       $    20,247
                                                     ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310 (b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's 1999 Annual Report on Form 10-KSB. Results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results for a full year.

NOTE 2 - ACQUISITIONS

CASH PAYROLL EXPRESS LLC ("CPE")

On April 27, 1999 the Company acquired an 80.5% common stock ownership in CPE. However, as a result of a related stockholders agreement, control of CPE and the Company's share of its earnings are divided equally between the Company and CPE's minority common shareholder. Accordingly, the Company's interest in CPE is accounted for on the equity method of accounting. The Company's condensed consolidated financial information previously reported for the nine and three months ended September 30, 1999 included the accounts of CPE on a fully consolidated basis. The Company's condensed consolidated financial information for the nine and three months ended September 30, 1999 included herein have been restated to reflect the equity method of accounting for this investment. While this change had no effect on previously reported net loss and loss per share, previously reported revenues were reduced by $322,820 and $193,519 for the nine and three months ended September 30, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION OR PLAN OF OPERATION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         General Credit Corporation (the "Company") was organized in February 1995. From its inception through May 2, 1997, the Company's operations were limited to administrative activities. On May 2, 1997, the Company acquired substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing of the Company's initial public offering of securities (the "IPO") and commenced operations. For approximately seven years prior to the IPO, NYPF had been engaged in providing working capital financing to its customers through the discounted purchase of checks (commonly referred to as "Check Factoring"). Since May 3, 1997 the Company has provided check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks. In September 1997 the Company commenced purchasing credit card sales slips on a discounted non- recourse basis. To date, the purchase of credit sales slips has increased quarter to quarter, and currently represents approximately 10% of the Company's fee income.

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2000, the Company derived fee income of $1,645,693 and $4,436,511, respectively, from the purchase of checks and credit card sales slips, compared to $1,276,401 and $3,579,869 for the three and nine months ended September 30, 1999, respectively. The face amount of checks purchased during the three and nine months ended September 30, 2000 was $158,803,994 and $446,212,607, respectively, compared to $129,024,896 and $349,506,945, for the three and nine months ended September 30, 1999, respectively and the face amount of credit card sales slips purchased, including amounts advanced by the Company, the repayment obligations of which are collateralized by credit card receivables during the three and nine months ended September 30, 2000 was $5,706,991 and $13,039,482, respectively, compared to $1,398,683 and $2,699,360, for the three and nine months ended September 30, 1999, respectively. The Company's condensed financial information for the three and nine months ended September 30, 1999 was restated to reflect the recording of the Company's investment in Cash Payroll Express, LLC under the equity method of accounting. This change had no effect on previously reported net loss per share but reduced previously reported fee income by $193,519 and $322,820 for the three and nine months ended September 30, 1999, respectively.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and nine months ended September 30, 2000 was $1,229,198 and $3,313,991, respectively compared to $1,046,004 and $2,819,052 for the three and nine months ended September 30, 1999, respectively. The increase in the selling, general and administrative expenses is due to the expenses associated with new locations, including, among other things, increased payroll and rental expenses. In addition, included in the selling, general and administrative expenses for the three and nine months ended September 30, 2000 is an increase in the allowance for bad debts of $75,000 and $225,000, respectively.

         For the three and nine months ended September 30, 2000 interest expense, net of interest income, was $570,124 and $1,367,435, respectively which reflects the high interest rate the Company is paying for its borrowings as well as increased borrowings, compared to $269,606 and $785,651 for the three and nine months ended September 30, 1999, respectively.

         For the three and nine months ended September 30, 2000, the Company incurred non-cash expenses of $170,306 and $745,059, as compared to $90,407 and $276,750 for the three and nine months ended September 30, 1999, respectively, consisting primarily of costs associated with the issuance by the Company of (i) stock options to acquire 230,000 shares of the Company's Common Stock issued to persons who are neither officers nor directors of the Company; (ii) 47,550 shares of Common Stock to its employees, (iii) the amortization of the intangible assets resulting from the purchase of the business of a commissioned agent in September 1997 and another company in April 1999, and (iv) an increase in the allowance for bad debts of $75,000 and $225,000 for the three and nine month periods ended September 30, 2000, respectively.

         Net loss for the three months ended September 30, 2000 was $116,741 ($.03 per share) and the net loss for the nine months ended September 30, 2000 was $397,329 ($.11 per share). Net loss for the three and nine months ended September 30, 1999 was $9,604 ($.00 per share) and $36,518 ($.01 per share), respectively.

         Earnings before taxes, depreciation, the increase in allowance for bad debts, amortization and common stock and value of stock options issued ("EBTDA") during the three and nine months ended September 30, 2000 was $53,565 or approximately $.01 per share and $347,730 or approximately $.10 per share, respectively. EBTDA for the three and nine months ended September 30, 1999 was $89,803 and $267,232, respectively. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs. The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "$500,000 Loan") provided by the wife of a sales representative of the Company; (iii) a demand loan from an unaffiliated third party in the principal amount of $2.15 million (the "$2.15 Million Dollar Loan"); (iv) a term loan due March 2003 from Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board in the principal amount of $35,821 as of September 30, 2000 (the "Zellermaier Loan"); (v) a demand loan from an entity controlled by Irwin Zellermaier and Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company, in the principal amount of $441,034 as of September 30, 2000 (the "Zellermaier Entity Loan");
(vi) a demand loan due from a bank in the principal amount of $150,000 as of September 30, 2000 (the "$150,000 Demand Loan"); (vii) a demand loan from Marjory Nimberg, the sister-in-law of Gerald Nimberg, the Company's President, Chief Operating Officer, acting Chief Financial Officer and a member of the Company's Board of Directors, in the amount of $224,555 as of September 30, 2000 (the "Marjory Nimberg Loan"); (viii) a demand loan from an employee of the Company in the principal amount of $80,000 as of September 30, 2000 (the "80,000 Loan"); (ix) demand loans from unaffiliated third parties in the aggregate principal amount of approximately $1,777,000 as of September 30, 2000 (the "Aggregate Loans"); (x) a working capital credit facility in the aggregate original principal amount of up to $2.1 million (the "Credit Facility") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, and (xi) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $3 million and is typically repaid with interest or uncollected bank charges daily or every few days.

         Pursuant to the $500,000 Loan, the Company is obligated to pay, on a monthly basis, only interest at 18% per annum on the outstanding principal amount under the $500,000 Loan. All accrued but unpaid interest together with the principal amount outstanding under the $500,000 Loan is due to be repaid by the Company in November 2001. The principal amount outstanding under the $500,000 Loan as of September 30, 2000 was $500,000. The Company may prepay the $500,000 Loan without premium or penalty.

         As of September 30, 2000, the principal amount owed under the $2.15 Million Dollar Loan was $2.15 million, which amount is payable by the Company upon demand. Interest at 24% per annum on the $2.15 Million Dollar Loan is paid by the Company monthly.

         As of September 30, 2000, the principal amount owed under the Zellermaier Loan was $35,821. The Company is obligated to make monthly payments on the Zellermaier Loan through March 2003 consisting of principal and interest at 11.9% per annum.

         As of September 30, 2000, the principal amount owed under the Zellermaier Entity Loan was $441,034. The principal amount of the Zellermaier Entity Loan is repayable by the Company on demand. Interest at 21% per annum is payable monthly by the Company on the Zellermaier Entity Loan.

         As of September 30, 2000, the principal amount owed under the $150,000 Demand Loan was $150,000. The $150,000 Demand Loan is repayable by the Company upon demand. Interest at four basis points above the prime rate of interest is payable monthly by the Company on the $150,000 Demand Loan.

         As of September 30, 2000 the amount owed under the Marjory Nimberg Loan was $224,555 which includes interest accrued at 21% per annum. The Marjory Nimberg Loan is payable by the Company upon demand.

         As of September 30, 2000, the amount owed under the $80,000 Loan was $80,000 which is payable by the Company upon demand. Interest at 21% per annum is payable monthly by the Company on the $80,000 Loan.

         As of September 30, 2000, the amount owed under the Aggregate Loans is $1,777,000 which is payable by the Company upon demand. The interest rates range from 17% to 21% per annum payable monthly by the Company on the Aggregate Loans.

         Pursuant to the terms of the Credit Facility, the Affiliated Corporation established a credit facility in favor of the Company in the aggregate principal amount of $2.1 million. Interest at 23% per annum is payable monthly by the Company pursuant to the Credit Facility. As of September 30, 2000, the amount of credit extended by the Affiliated Corporation to the Company under the Credit Facility was $2.1 million. The Company's repayment obligations under the Credit Facility are secured by uncollected checks purchased by the Company with amounts advanced to the Company under the Credit Facility. The Credit Facility requires that the Company maintain collateral in the form of uncollected purchased checks or cash in the minimum amount of $2.1 million (the "Collateral Requirement"). Pursuant to the Credit Facility, the full amount of the Credit Facility is due and payable, in the event, among other things: (i) the Company's fee income is less than $1 million each quarter; (ii) the Company's cash balances are less than $4 million (which amounts are exclusive of the Collateral Requirement); or (iii) the Company does not deliver to the Affiliated Corporation its audited financial statements before the date which is 90 days from December 31. The term of the Credit Facility runs through January 31, 2001 and contains a twelve month extension right in favor of the Company.

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

         As of September 30, 2000, the Company had available cash and cash equivalents and certificates of deposit of $6,257,241 as compared to$4,509,741 as of December 31, 1999.

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

         The Company has been served with a complaint from an unaffiliated third party plaintiff alleging that the Company refused to comply with the plaintiff's request to remove the transfer restrictions on 215,000 shares of Common Stock allegedly owned by the plaintiff. The plaintiff has requested a judgment be entered in the amount of approximately $600,000 or in the alternative that the court order the Company to immediately remove the transfer restrictions on such shares allegedly owned by the plaintiff. The Company is currently evaluating the allegations made in the complaint and presently intends to vigorously defend against the allegations made therein.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 2000, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         On July 18, 2000 the Company and its wholly owned subsidiary corporation DDI Acquisition Corp. ("Acquisition") entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Diamond Dealing.com, Inc. ("Diamond") pursuant to which, subject to certain conditions precedent, Acquisition is to be merged with and into Diamond. The Company has been informed by Diamond that Diamond has experienced delays in accomplishing certain objectives in its business plan. The Company and Diamond continue to pursue the transaction upon the terms and subject to the conditions of the Agreement. Based on the information received from Diamond, there is no assurance that the transaction with Diamond will be consummated upon the terms and subject to the conditions of the Agreement, if at all.

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

                                        GENERAL CREDIT CORPORATION

Date: November 15, 2000                   By:   /s/ IRWIN ZELLERMAIER
                                               ------------------------------
                                                 Irwin Zellermaier,
                                                 Chief Executive Officer

Date: November 15, 2000                    By:   /s/ GERALD NIMBERG
                                                -----------------------------
                                                 Gerald Nimberg,
                                                 Principal Financial and
                                                 Accounting Officer