Form 10KSB40
period 2000-12-31
GENERAL CREDIT CORP
filed 2001-04-17
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

                                 (212) 697-4441

                                 --------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:


         Title of each class                              Name of each exchange on which registered
         ----------------------                           ------------------------------------------
Common Stock, Par Value $.001 per Share                       OTC Electronic Bulletin Board
Redeemable Common Stock Purchase Warrants                     OTC Electronic Bulletin Board



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $6,374,952

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the Issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting common stock held by non-affiliates of the Issuer based on the closing sales price of $.40 of such common stock as of April 10, 2001, is $1,072,620 based upon 2,681,550 shares of common stock held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         As of April 10, 2001, the Company had a total of 3,662,550 shares of Common Stock, par value $.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     None.

                           GENERAL CREDIT CORPORATION

                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


      Part I  ....................................................................................................1
               Item 1. Description of Business....................................................................1
               Item 2. Description of Property....................................................................6
               Item 3. Legal Proceedings
               Item 4. Submission of Matters to a Vote of Security Holders........................................7

      Part II ....................................................................................................7

               Item 5. Market for Common Equity and Related Stockholder Matters...................................7
               Item 6. Management's Discussion and Analysis or Plan of Operation..................................8
               Item 7. Financial Statements.......................................................................12
               Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......12

      Part III....................................................................................................13
               Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act ........................................................13
               Item 10. Executive Compensation....................................................................14
               Item 11. Security Ownership of Certain Beneficial Owners and Management............................18
               Item 12. Certain Relationships and Related Transactions............................................19
               Item 13. Exhibits and Reports on Form 8-k..........................................................19

      Signatures..................................................................................................21
      Exhibit Index...............................................................................................22
      List of Exhibits............................................................................................25

      Financial Statements.......................................................................................F-1


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         General Credit Corporation (the "Company") is a New York corporation organized in February 1995. The Company is currently engaged in providing working capital financing to its customers through the discounted purchase of
(i) checks (commonly referred to as "check factoring"); and (ii) through its subsidiary, Rapidpay Corporation, credit card sales slips. The Company provides these services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks and credit card sales slips. To date, the purchase of credit card sales slips has increased quarter to quarter, and currently represents approximately 10% of the Company's fee income.

         The Company's customers are typically small and medium-sized independent businesses, most of whom are located in the New York City metropolitan area and northern New Jersey area, although some of the Company's credit card sales slip customers are located in Florida and other areas outside of the metropolitan New York City area. Included among its customers are sewing contractors, wholesale distributors, independent trucking companies, printing companies, converters, healthcare providers, retailers, restaurateurs, insurers and commercial real estate owners. The makers of the checks are manufacturers, construction firms and other businesses paying for goods or services purchased from customers. Occasionally, the Company purchases checks directly from the manufacturers, construction firms and other businesses themselves. The makers of the credit card slips are mostly individuals paying for goods or services. The Company's customers, typical of garment industry contractors and other small-and medium-sized vendors, generally face extraordinary periodic short-term cash requirements. By factoring checks and credit card sales slips, customers can realize cash more quickly.

         On July 18, 2000 the Company and its wholly owned subsidiary corporation DDI Acquisition Corp. ("Acquisition") entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") with Diamond Dealing.com, Inc. ("Diamond") pursuant to which, subject to certain conditions precedent, Acquisition was to be merged with and into Diamond. Upon the consummation of the Merger, the Company would have changed its name to "Diamond Dealing.com, Inc." and Diamond would have become a wholly-owned subsidiary corporation of the Company (the "Merger"). Pursuant to the Agreement, at the closing of the Merger, holders of Diamond's common stock would have received, in the aggregate, shares of the common stock of the Company, which after the consummation of the Merger would have resulted in Diamond's stockholders owning approximately 85% of the outstanding shares of the Company, after giving effect to the conversion of all outstanding stock options of the Company. Immediately prior to the consummation of the Merger, the Company was to transfer substantially all of its assets and liabilities to its wholly owned subsidiary General Credit, Inc. ("GCI") and distribute all of the outstanding shares of the common stock of GCI pro-rata to its stockholders as a dividend (the "Spin-Off"). In connection with the consummation of the Spin-Off and subject to compliance with applicable law, GCI intended to issue to the holders of outstanding stock options and warrants to purchase shares of Common Stock in the Company, like options and warrants to purchase shares of Common Stock in GCI. The receipt of securities in the Spin-Off would have been taxable events for stockholders of the Company.

         The consummation of the Merger and the Spin-Off were subject to approval by both the stockholders of the Company and Diamond, the receipt of all necessary regulatory approvals and other customary conditions. The Agreement was terminable by the parties if the Merger was not consummated by December 31, 2000.

         On January 8, 2001, the Company and Diamond entered into a Termination Agreement mutually terminating the Agreement with no transaction being consummated and no transaction currently being contemplated between the Company and Diamond. As a result of the termination of the Agreement with Diamond, the Company continues to investigate possible business combination opportunities.

INDUSTRY OVERVIEW

         Factoring, including check and credit card slip factoring, has been a method of working capital financing in the United States for over 200 years. The factoring industry has undergone considerable consolidation over the past several years; as a result, the industry is characterized by a small number of very large factors operating nationally, with a multitude of small companies generally operating on a local or regional basis.

OPERATING PROCEDURES

         Management estimates that the Company typically purchases checks and credit card sales slips for between 98% and 99% of the face amount of the check or credit card sales slip, depending on the amount of the check or credit card sales slip, the historical volume of checks or credit card sales slips purchased by the Company from that particular customer, whether the checks or credit card sales slips are presented directly by the customer or through a broker, whether the checks or credit card sales slips actually have been presented to the Company at the time of the Company's payment to the customer, and whether the checks are post-dated. Management believes that the dollar amount of checks and credit card sales slips purchased before they are presented to the Company, and post-dated checks, is not material. During the fiscal year ended December 31, 2000, the average discounted purchase price was approximately 98.9% and 97% of the face amount of the check and the credit card sales slip, respectively. The difference between the face amount of the check or credit card sales slip and the Company's purchase price for the check or the credit card sales slip is known as the "discount." The discount is negotiated on a case by case basis. The Company believes that its customers prefer the Company as opposed to more conventional financial institution financing as a source of funds because (i) the Company does not require complex credit agreements, credit evaluation of customers, guarantees or other credit enhancement, financial statements, collateral or a minimum borrowing base of receivables or inventory, all or some of which would typically be required by a financial institution prior to establishing an accounts receivable or asset based line of credit, and (ii) the

Company provides liquidity virtually upon demand of its customers, in larger amounts daily than most financial institutions are able to supply. In an attempt to limit its exposure arising from a purchased check or credit card sales slip not being collectible, the Company's policy is rarely to purchase any check or credit card sales slip with a face amount in excess of $50,000. Losses arising from purchased checks and credit card sales slips which were not collected amounted to approximately $440,000 and $220,000, respectively, during 2000 or approximately 0.07% and 2.3%, respectively, of the total amount of checks and credit card slips purchased by the Company during 2000. The amounts of credit card slips consists solely of cash advances (that is, not for the purchase of credit card slips) made to customers of the Company which were not repaid.

         The Company's procedures include its entering into a Purchase and Sale Agreement with each customer stating the amount of the discount on checks and credit card sales slips to be purchased by the Company from the customer, and providing, among other things, that (i) the Company is not required to purchase any check having a face amount less than $2,500, or not made payable to the order of the customer, or drawn on an account of anyone other than a check maker approved by the Company, (ii) the customer is responsible for losses resulting from forged or unauthorized signatures of makers of checks or credit card sales slips and stop payments of checks, (iii) the customer represents to the Company that, among other things, it owns the checks and the credit card sales slips to be sold, each check or credit card sales slip represents payment for merchandise or services actually delivered or performed for a customer of the customer in a business and not a consumer transaction, and each check is genuine and not subject to offsets or defenses. The Company offers a door-to-door armed guard delivery service upon the request of customers. Pursuant to banking resolutions and powers of attorney in favor of the Company provided by each customer, the Company endorses each purchased check beneath the endorsement of the customer before depositing it in the Company's bank account.

SOURCES OF BUSINESS; COMMISSIONED REPRESENTATIVES

         During 2000, management estimates that the Company obtained, as a percentage of its fee income, approximately 30% of its fee income from commissioned sales representatives at a weighted average commission of approximately 1% of fee income.

COMPETITION

         The Company competes in the factoring business with firms that provide working capital financing to small- and medium-sized businesses. Those competing firms include banks, financial institutions, commercial finance companies and factoring companies, some of which may have substantially greater financial and other resources than the Company. The Company believes, based on an informal study, that, including the Company, there are approximately 20 check factoring/credit card slip purchasing firms operating in the same area in which its customers are located. The Company also competes with other regional factoring companies that target clients similar to the clients of the Company, some of which have operated in the markets serviced by the Company for a longer period of time than the Company. There can be no assurance that the Company can continue to compete successfully with its competitors.

SECURITY

         The Company employees at the Company's locations work behind bullet-resistant plexiglass and steel partitions, and security measures for each office include safes, alarm systems and security cameras, control over entry to cash processing areas, detection of entry through perimeter openings, walls and ceilings, checking all movement in and out of secured areas, wireless phones, security guards and telephone battery back-up.

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

EMPLOYEES

         The Company's employees consist of its two executive officers, Irwin Zellermaier and Gerald Nimberg, 45 additional full-time and 10 additional part-time employees. Messrs. Nimberg and Zellermaier devote their full business time to the Company's business.

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

         During a typical week, approximately 5% of the Company's transactions require the filing of a CTR. The Company believes its computerized daily transaction reports, its staff training and supervision and its diligence and persistence in obtaining from its customers the information required to be reported assist the Company in complying with these reporting requirements, but there can be no assurance that all information reported by the Company is accurate, complete, and in accordance with such statute and regulations.

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

RAPIDPAY CORPORATION/CREDIT CARD PROPERTIES

         In October 1999 the Company became the holder of 90% of the Class A voting stock and 88.5% of the Class B nonvoting stock of Rapidpay Corporation, a Delaware corporation ("Rapidpay") which is engaged in the business of (i) credit card processing for, among others, banks and; (ii) purchasing credit card slips at a discount. The Estate of Donald Z. Scheiber ("Scheiber") owns the remaining 10% of outstanding Class A voting stock of Rapidpay and 10% of the outstanding Class B non-voting stock of Rapidpay. Prior to his death, Mr. Scheiber owned the shares. The remaining outstanding Class B non-voting stock of Rapidpay (1.5%) is owned by Credit Card Properties, Inc. ("CCP"), a Delaware corporation currently owned by Irwin Zellermaier and Gerald Nimberg. In the event Rapidpay generates gross fee income of $400,000 per month for any six consecutive months, Scheiber will be issued that amount of shares, which will result in Scheiber owning 20% of the outstanding capital stock of CCP. As of April 10, 2001, Rapidpay had not generated this level of gross fee income. In the event Barbara Ronan, the wife of Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company, is successful in causing Rapidpay to obtain $1 million of debt or equity financing, Mrs. Ronan will be issued that amount of shares which will result in Mrs. Ronan owning 20% of the outstanding capital stock of CCP. Mr. Zellermaier is the Chief Executive Officer of Rapidpay, Mr. Nimberg is the President of Rapidpay and Stephanie Nimberg, Mr. Nimberg's daughter is the Vice President and Secretary of Rapidpay.

         Rapidpay's Board of Directors consists of three members elected by the Company and one member elected by Scheiber. No distribution of profits may be made from Rapidpay during its first five years of operation without the unanimous approval of all members of the Board of Directors. During the fiscal year 2000, the Company advanced to Rapidpay all funds necessary for working capital.

         The Company may, in conjunction with the sale of the Company, sell all of its stock in Rapidpay provided that: (i) it provides notice to Scheiber; (ii) the acquiring entity agrees to purchase Scheiber's stock on the same terms as the Company; and (iii) the acquiring entity assumes all of the Company's obligations under various agreements with Scheiber, including a shareholder's agreement and a license and royalty agreement (discussed below), provided however, that if such obligations are not assumed, Scheiber shall retain 100% ownership in all contracts between Rapidpay and its customers. Further, should the Company or Scheiber desire to sell or otherwise dispose of their stock in Rapidpay, the non-selling shareholders shall have a right of first refusal to purchase such shareholder's stock on a pro rata basis. To the extent such shares are not purchased by non-selling shareholders, then Rapidpay shall have the option to purchase said shares. To the extent such shares are not purchased by Rapidpay, the selling shareholder may sell such shares to a third party upon the same terms and conditions.

         In October 1999, Rapidpay entered into a 30 year License and Royalty Agreement with CCP. Pursuant to the License and Royalty Agreement, Rapidpay is obligated to pay CCP a royalty amount equal to 1.25% of the gross fee income collected by Rapidpay from its credit card customers in exchange for CCP granting to Rapidpay the non-assignable, non-exclusive right to use CCP's credit card processing technology. CCP is currently developing its credit card technology. During the year ended December 31, 2000, with the consent of CCP, a royalty fee payable by the Company to CCP in the amount of approximately $9,600 has been accrued and is payable upon demand by CCP.

         In the event (i) of the sale of the shares of Rapidpay held by the Company; (ii) of the sale of substantially all of the assets of Rapidpay or the Company; or (iii) if Mr. Nimberg's employment with the Company is terminated or reassigned or Mr. Nimberg becomes disabled or dies ((i), (ii) and (iii) each being a "Trigger Event"), then Rapidpay is obligated to pay to CCP, an amount equal to the greater of (x) the royalties earned by CCP over the six month period immediately preceding the Trigger Event; or (ii) $500,000. In the event of the sale of Rapidpay, 1.25% of the proceeds of the gross sales price received by Rapidpay (whether in kind or in cash) shall be paid to CCP in addition to any amounts payable under the license and royalty agreement.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company is currently obligated under separate real property operating lease agreements with unaffiliated third parties as follows:

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

         4. Lease agreement through April 30, 2009 for office space of approximately 500 square feet located at 165 West 25th Street (Manhattan);

         5. Lease agreement through April 30, 2001 for office space of approximately 1,750 square feet located at 889 Fourth Avenue (Brooklyn);

         6. Lease agreement through February 25, 2002 for office space of approximately 120 square feet located at 54 W 47th Street (Manhattan); and

         7. Lease Agreement through December 31, 2005 for office space of approximately 5,500 square feet located at 370 Lexington Avenue, the Company's midtown Manhattan headquarters.

         The Company's annual rental obligation in the aggregate for the year 2001 under the leases listed above is approximately $343,000, exclusive of real estate taxes, common area maintenance charges and other pass thru items and exclusive of the annual rental obligation at 889 Fourth Avenue (approximately $40,000) where the tenant is a non-consolidating subsidiary corporation of the Company.

ITEM 3. LEGAL PROCEEDINGS

         The Company has commenced an action against a bank seeking damages of $500,000 for the negligent handling of checks deposited by the Company and over $1,000,000 for the improper termination of an agreement for the deposit of checks in October 1999. The bank has asserted counterclaims against the Company of $240,000 for dishonored checks deposited by the Company at the bank and up to $10,000,000 in the event that any additional checks previously deposited by the Company are subsequently dishonored. The Company is vigorously defending against the counterclaims.

         The Company has been served with a complaint from an unaffiliated third party plaintiff alleging that the Company refused to comply with the plaintiff's request to remove the transfer restrictions on 215,000 shares of Common Stock allegedly owned by the plaintiff. The plaintiff has requested a judgment be entered in the amount of approximately $600,000 or in the alternative that the court order the Company to immediately remove the transfer restrictions on such shares allegedly owned by the plaintiff. The Company is vigorously defending against the allegations made therein.

         The Company is engaged from time to time as plaintiff in litigation relating to collection of returned checks. Such litigation has not historically had any material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since September 29, 1998, the Company's Common Stock, par value $.0001 per share (the "Common Stock") and common stock purchase warrants (the "Warrants") have been quoted on the OTC Electronic Bulletin Board under the symbols "GNIZ" and "GNIZW." The following table sets forth the range of high and low bid quotations for the Common Stock and Warrants obtained from the OTC Electronic Bulletin Board (from January 2, 1999). The quotations reflect interdealer prices, without retail mark-up, markdown or commission, and may not reflect actual transactions.

COMMON STOCK

     OTC ELECTRONIC BULLETIN BOARD                      HIGH           LOW
                                                        ----           ----
     First Quarter 1999................................$0.40          $0.15
     Second Quarter 1999...............................$2.00          $1.00
     Third Quarter 1999................................$0.36          $0.10
     Fourth Quarter 1999...............................$0.58          $0.13

     First Quarter 2000................................$2.75          $0.39
     Second Quarter 2000...............................$1.75          $0.38
     Third Quarter 2000................................$1.25          $0.40625
     Fourth Quarter 2000...............................$0.50          $0.16

WARRANTS

     OTC ELECTRONIC BULLETIN BOARD                     HIGH            LOW
                                                       -----           ----
     First Quarter 1999................................$0.05          $0.00001
     Second Quarter 1999...............................$0.04          $0.01
     Third Quarter 1999................................$0.32          $0.001
     Fourth Quarter 1999...............................$0.04          $0.005

     First Quarter 2000................................$0.33          $0.01
     Second Quarter 2000...............................$0.20          $0.05
     Third Quarter 2000................................$0.11          $0.06
     Fourth Quarter 2000...............................$0.06          $0.02

         The approximate number of holders of record of the Common Stock, as of April 10, 2001, amounts to 57 inclusive of those brokerage firms and/or clearing houses holding the shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

GENERAL

         On December 23, 1999, the Company was informed by its sole depository and clearinghouse bank that as of February 8, 2000 such bank would no longer accept for deposit and clearing, third party checks purchased by the Company. As a result of this development, the Company entered into informal arrangements with two banks, which have agreed to act as deposit and clearinghouse banks for the third party checks purchased by the Company. There can be no assurances that such banks will not terminate their relationships with the Company and force the Company to locate replacement banks. In the event the Company is unable to sustain a relationship with a bank to provide depository and clearinghouse services, the Company would be unable to continue its check factoring business operations.

RESULTS OF OPERATIONS

         For the years ended December 31, 1999 and December 31, 2000, the Company derived fee income of approximately $4,917,000 and $6,374,000 respectively, from the purchase of checks and credit card sales slips. The face amount of checks purchased during the periods ended December 31, 1999 and December 31, 2000 was approximately $453,000,000 and $620,000,000 respectively, and the face amount of credit card sales slips purchased during the years ended December 31, 1999 and December 31, 2000 was approximately $3,900,000 and $12,300,000, respectively.

         Selling, general and administrative expenses, including, among other expenses, amounts paid to sales representatives, payroll and related expenses and office overhead costs (including rent) during the years ended December 31, 1999 and December 31, 2000 was approximately $4,133,000 and $5,430,000, respectively. During 2000, the Company's selling, general and administrative expenses increased as a result of an increase in the Company's bad debt expense (approximately $252,000), an increase in the Company's payment of brokerage commissions (approximately $356,000), an increase in payroll and related costs (approximately $218,000), an increase in advertising and public relations expenses (approximately $55,000) and an increase in rental expenses (approximately $89,000). During the years ended December 31, 1999 and December 31, 2000, selling, general and administrative expenses constituted approximately 84%, and 85% respectively, of fee income.

         For the years ended December 31, 1999 and December 31, 2000, interest expense was approximately $1,151,000 and $1,813,000 net of approximately $76,000 and $53,000 of interest income, respectively. The Company's interest expense increased during 2000 due to the Company's increased borrowings to support expanded operations.

         The Company recorded a one-time non-recurring charge in the fourth quarter of 1998 of approximately $4.65 million, or ($1.32) per share (the "Impairment Charge"). This charge, which is non-cash in nature, reflects elimination of the remaining balance of the goodwill and the covenant not to compete from the Company's acquisition of substantially all of the assets of New York Payroll Factors, Inc. ("NYPF") concurrently with the closing of the Company's initial public offering of securities in May of 1997 (the "NYPF Business Combination"). This charge was recorded due to the Company's continuing losses since the closing of the NYPF Business Combination and the changes that the Company believes it must employ to achieve profitability. These changes include the location of additional and less expensive financing sources. This charge includes the amortization of the costs of goodwill and the covenant not to compete from the NYPF Business Combination taken by the Company during the first three quarters of 1998.

         For the years ended December 31, 1999 and December 31, 2000, the Company incurred non-cash expenses of approximately $517,000 and $1,189,000, respectively. Net loss for the years ended December 31, 1999 and December 31, 2000 was approximately $322,000 and $749,200, respectively, or approximately ($.09) and ($.21) per share, respectively.

         Losses before taxes, depreciation and amortization ("EBTDA") during the year ended December 31, 2000 was approximately $544,000 or approximately ($.15) per share per the weighted average number of shares outstanding. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks and credit card sales slips purchased, although more rapid collection of purchased checks and credit card sales slips can mitigate the Company's cash needs. The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "$500,000 Loan") provided by the wife of a sales representative of the Company; (iii) a demand loan from an unaffiliated third party in the principal amount of $2.15 million (the "$2.15 Million Dollar Loan"); (iv) a term loan due March 2003 from Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board in the principal amount of $33,751 as of December 31, 2000 (the "Zellermaier Loan"); (v) a demand loan from an entity controlled by Irwin Zellermaier, Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company and family members of Gerald Nimberg, the Company's President, Chief Operating Officer, Acting Chief Financial Officer, Secretary and Treasurer in the principal amount of $925,346 as of December 31, 2000 (the "Zellermaier Entity Loan"); (vi) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $267,734 as of December 31, 2000 (the "Acquisition Loan"); (vii) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $207,684 as of December 31, 2000 (the "Second Acquisition Loan"); (viii) demand loans from unaffiliated third parties in the aggregate principal amount of approximately $1,692,500 as of December 31, 2000 (the "Aggregate Loans"); (ix) a working capital credit facility in the aggregate original principal amount of up to $2.5 million (the "Credit Facility") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, and (x) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $3 million and is typically repaid with interest or uncollected bank charges daily or every few days.

         Pursuant to the $500,000 Loan, the Company is obligated to pay, on a monthly basis, interest only at 21% per annum on the outstanding principal amount under the $500,000 Loan. All accrued but unpaid interest together with the principal amount outstanding under the $500,000 Loan is due to be repaid by the Company in November 2001. The principal amount outstanding under the $500,000 Loan as of December 31, 2000 was $327,772. The Company may prepay the $500,000 Loan without premium or penalty.

         As of December 31, 2000, the principal amount owed under the $2.15 Million Dollar Loan was $2.15 million, which amount is payable by the Company upon demand. Interest at 24% per annum on the $2.15 Million Dollar Loan is paid by the Company monthly.

         As of December 31, 2000, the principal amount owed under the Zellermaier Loan was $33,751. The Company is obligated to make monthly payments on the Zellermaier Loan through March 2003 consisting of principal and interest at 11.9% per annum.

         As of December 31, 2000, the principal amount owed under the Zellermaier Entity Loan was $925,346. The principal amount of the Zellermaier Entity Loan is repayable by the Company on demand. Interest at 23% per annum is payable monthly by the Company on the Zellermaier Entity Loan.

         As of December 31, 2000, the amount owed under the Acquisition Loan was $267,734 which is payable by the Company in monthly amounts of $8,022 through April 2003, which monthly amount includes interest at 7% per annum.

         As of December 31, 2000, the amount owed under the Second Acquisition Loan was $207,684 which is payable by the Company in monthly amounts of $7,040 through October 2003, which monthly amount includes interest at 10% per annum.

         As of December 31, 2000, the amount owed under the Aggregate Loans is $1,692,500 which is payable by the Company upon demand. The interest rates range from 17% to 21% per annum payable monthly by the Company on the Aggregate Loans.

         Pursuant to the terms of the Credit Facility, the Affiliated Corporation established a credit facility in favor of the Company in the aggregate principal amount of $2.5 million. Interest at 23% per annum on the amounts outstanding under the Credit Facility is payable monthly by the Company pursuant to the Credit Facility. As of December 31, 2000, there were no amounts outstanding under the Credit Facility. The Company's repayment obligations under the Credit Facility are secured by uncollected checks purchased by the Company with amounts advanced to the Company under the Credit Facility. The amounts received by the Company from such checks are required to be delivered to the Affiliated Corporation as repayment for the amounts owed by the Company under the Credit Facility. The amount available to the Company under the Credit Facility is reduced to $1.2 million on July 31, 2001 and the Credit Facility expires and all amounts then outstanding under the Credit Facility are due and payable by the Company on July 31, 2002. Pursuant to the Credit Facility, the full amount of the Credit Facility expires and becomes due and payable, in the event, among other things: (i) the Company's fee income is less than $1 million each quarter; (ii) the Company's cash balances are less than $4 million (which amounts are exclusive of the collateral required under the Credit Facility); or
(iii) if Gerald Nimberg is no longer employed by the Company.

         In order for the Company to grow and purchase checks and credit card slips, it requires capital. To date, the Company has not had adequate cash resources to satisfy the demand it perceives for its check and credit card slip purchasing services. To the extent the Company has borrowed capital, it has incurred very high interest rates. The Company is currently seeking additional debt or equity financing to attempt to fund expansion of the Company's business.

There can be no assurances that additional financing will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to maintain or improve operating results, fund growth, take advantage of certain acquisition opportunities or respond to competitive pressures.

         As of December 31, 2000, the Company had available cash and cash equivalents of $2,166,513 as compared to $4,509,741 as of December 31, 1999.

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

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The current directors and executive officers of the Company are as follows:

   NAME                                  AGE        TITLE
   ----                                  ---        -----
   Irwin Zellermaier                     76         Chairman, Chief Executive Officer, Director
   Gerald Nimberg                        57         President, Chief Operating Officer, Acting Chief
                                                    Financial Officer, Secretary, Treasurer, Director

   Vincent J. Putignano                  55         Director
   Brien G. Reidy                        49         Director
   Melvyn Dobrichovsky, CPA              54         Director
   Gregory E. Ronan, Esq.                52         Director



         IRWIN ZELLERMAIER, Chairman, Chief Executive Officer and Director of the Company since February 1995, and President of the Company from February 1995 until May 2, 1997, has been engaged in investment banking and management consulting as a sole proprietorship for more than five years.

         GERALD NIMBERG, President, Chief Operating Officer and Director of the Company since May 2, 1997, Acting Chief Financial Officer of the Company since November 1998 and Vice President and Chief Operating Officer of NYPF since May 1993 until the Closing. From May 1992 until May 1993, he was Regional Manager of Exchange Mortgage, Inc., a residential mortgage lending firm, and from May 1991 until May 1992, he was Regional Manager of Gelt Funding, also a residential mortgage lending firm. Previously, he was a manager of various divisions of Sun Oil.

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

         MELVYN DOBRICHOVSKY, CPA, Director of the Company since November 1998, is a certified public accountant licensed in the states of New York and New Jersey since 1973. He has been a practicing accountant in New York and New

Jersey since 1973 and is currently a partner with Weinstock, Lion & Company. Mr. Dobrichovsky provides accounting, consulting and tax services to the Company for which he received fees in 2000 totalling approximately $30,000.

         GREGORY E. RONAN, ESQ., Director of the Company since November, 1998, has been a partner at the law firm of Goddard, Ronan & Dineen since 1982. Mr. Ronan served as a trial attorney with the U.S. government until 1982. He is a 1971 cum laude graduate of Fordham University and a 1974 graduate of St. John's University Law School. Mr. Ronan was the 1976 Distinguished Graduate at U.S. Army JAGC School, in Charlottesville, Virginia. Goddard, Ronan & Dineen provides legal services to the Company for which the firm received fees in 2000 of approximately $232,000.

         Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is appointed to serve until the next annual meeting of the Board of Directors and until his successor has been appointed and qualified.

SIGNIFICANT EMPLOYEES

         None.

FAMILY RELATIONSHIPS

         Stephanie Nimberg, Gerald Nimberg's daughter is the Vice President and Secretary of Rapidpay Corporation.

OTHER: INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

COMPLIANCE WITH SECTION 16(A)

         To the Company's knowledge, for the fiscal year ended December 31, 2000, and for the period ended April 10, 2001, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         No amounts have been paid to directors for attendance at meetings. During fiscal year 2000, in addition to options to acquire 200,000 shares of the Company's Common Stock granted to each of Messrs. Zellermaier and Nimberg, the Company granted to each of Messrs. Dobrichovsky and Ronan, both non-employee directors of the Company, the option to acquire 50,000 and 300,000 shares of the

Company's Common Stock, respectively. Mr. Dobrichovsky's options expire in May 2002 and are exercisable at a per share purchase price of $.60. Mr. Ronan's options expire in January 2002 and are exercisable at a per share purchase price of $.63.

EXECUTIVE OFFICER COMPENSATION

         Other than Messrs. Zellermaier and Nimberg, no officer or director employed by the Company received salary and bonus exceeding in the aggregate $100,000 in the fiscal years 2000, 1999 or 1998. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Zellermaier and Mr. Nimberg.

                           SUMMARY COMPENSATION TABLE


                                                                                           LONG TERM
                                           ANNUAL COMPENSATION                        COMPENSATION AWARDS
------------------------------------------------------------------------------------------------------------------
                                                                                  SECURITIES
NAME AND PRINCIPAL                                            OTHER ANNUAL       UNDERLYING        ALL OTHER
POSITION                      YEAR     SALARY     BONUS     COMPENSATION (1)     OPTIONS/SARS     COMPENSATION
==================================================================================================================
Irwin Zellermaier,            2000    $ 83,910 (2)  --           $52,120          200,000/0            --
Chairman, Chief               1999    $131,244      --           $52,120          100,000/0            --
Executive Officer and         1998    $135,678      --           $50,941          100,000/0            --
Director of the
Company since February
1995.
President from February 1995 until May 1997.
------------------------------------------------------------------------------------------------------------------
Gerald Nimberg, President     2000    $152,259      --           $14,400          200,000/0            --
and Chief Operating           1999    $141,508      --           $14,400          100,000/0            --
Officer of the Company        1998    $125,731      --           $11,532          100,000/0            --
since May 1997 and Chief
Financial Officer of the
Company since November
1998.
==================================================================================================================

----------------

(1) Represents payments made for Mr. Zellermaier's and Mr. Nimberg's and their dependents' medical insurance, Mr. Zellermaier's and Mr. Nimberg's automobile expense allowance and insurance covering Mr. Zellermaier's life, the beneficiary of which is not the Company.

(2) Approximately $27,000 of salary payable to Mr. Zellermaier for the year ended December 31, 2000 has been accrued and is payable to Mr. Zellermaier upon demand by Mr. Zellermaier.


                     STOCK OPTION GRANTS IN FISCAL YEAR 2000

         The following table sets forth information concerning stock option grants made during 2000 to Messrs. Zellermaier and Nimberg.


====================================================================================================================
                            NUMBER OF
                           SECURITIES    PERCENT OF TOTAL
                           UNDERLYING     OPTIONS GRANTED  MARKET PRICE ON  EXERCISE OR
                             OPTIONS       TO EMPLOYEES     DATE OF GRANT   BASE PRICE
NAME                       GRANTED(1)     IN FISCAL YEAR         ($)            ($)           EXPIRATION DATE
====================================================================================================================
Irwin Zellermaier            100,000            25%            $.6300         $.6300          January 30, 2002
Irwin Zellermaier            100,000            25%            $.2188         $.2188          November 6, 2002
Gerald Nimberg               100,000            25%            $.6300         $.6300          January 30, 2002
Gerald Nimberg               100,000            25%            $.2188         $.2188          November 6, 2002
TOTAL                        400,000
====================================================================================================================

----------------
(1)  All options are non-qualified options.

                   STOCK OPTION EXERCISES IN FISCAL YEAR 2000
                        AND FISCAL YEAR END OPTION VALUES

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 2000 held by Messrs. Zellermaier and Nimberg. Neither Mr. Zellermaier nor Mr. Nimberg exercised any options during the year ended December 31, 2000.


====================================================================================================================
                                                                                          VALUE OF UNEXERCISED
                              SHARES                       NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS
                             ACQUIRED        VALUE           OPTIONS AT FY-END                 AT FY-END
NAME                        ON EXERCISE    REALIZED      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
====================================================================================================================
Irwin Zellermaier               --            --                400,000 / 0                   $0 / $0

Gerald Nimberg                  --            --                400,000 / 0                   $0 / $0

TOTAL                                                           800,000 / 0                   $0 / $0
====================================================================================================================

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 10, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; and (iii) Messrs. Zellermaier and Nimberg, the only persons named in the Summary Compensation Table; and (iv) officers and directors as a group:

                             PRINCIPAL SHAREHOLDERS


===========================================================================================================
NAME AND ADDRESS                                               SHARES OF COMMON STOCK
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED(1)(2)       PERCENT OWNED
===========================================================================================================
Irwin Zellermaier                                                    1,030,500 (3)                   25.37%
370 Lexington Avenue, Suite 2000
New York, NY 10017

Gerald Nimberg                                                         750,500 (4)                   18.47
370 Lexington Avenue, Suite 2000
New York, NY 10017

Vincent J. Putignano                                                         0                          0%
370 Lexington Avenue, Suite 2000
New York, NY 10017

Brien G. Reidy                                                               0                          0%
370 Lexington Avenue, Suite 2000
New York, NY 10017

Melvyn Dobrichovsky                                                     50,000 (5)                   1.35%
370 Lexington Avenue, Suite 2000
New York, NY 10017

Gregory Ronan                                                          300,000 (6)                   7.57%
370 Lexington Avenue, Suite 2000
New York, NY 10017

ALL OFFICERS AND DIRECTORS AS A GROUP (3)(4)(5)(6)                   2,131,000                      44.28%

TOTAL NUMBER OF SHARES OUTSTANDING                                   3,662,550
AS OF APRIL 10, 2001
===========================================================================================================


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 10, 2001 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Assumes no exercise of the 5,600,000 Common Stock Purchase Warrants currently outstanding.

(3) Includes 400,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Zellermaier.

(4) Includes 400,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Nimberg. Does not include 20,100 shares or 3,000 Warrants owned by Ann Nimberg, Gerald Nimberg's wife, over which Gerald Nimberg disclaims beneficial ownership. Does not include 10,000 shares owned by Richard Nimberg, Gerald Nimberg's adult brother, over which Gerald Nimberg disclaims beneficial ownership.

(5) Represents 50,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Dobrichovsky.

(6) Does not include 105,000 shares of the Company's Common Stock owned by Goddard, Ronan & Dineen, with whom Mr. Ronan is a partner, but over which Mr. Ronan disclaims beneficial ownership. Represents 300,000 shares of Common Stock to be issued upon exercise of currently exercisable stock options held by Mr. Ronan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to the employment agreement between Gerald Nimberg and the Company, at the Closing, the Company became obligated to loan to Mr. Nimberg the sum of $250,000, $60,000 of which has been loaned to date (the "Closing Loan") which sum, with simple interest calculated on the basis of the annual rate of 9% is to be repaid by Mr. Nimberg to the Company through payroll deductions over a period of time no longer than ten years, interest only being payable during the first two years. Mr. Nimberg is current with respect to his repayment obligations under the Closing Loan. As of December 31, 2000, the principal amount owed by Mr. Nimberg to the Company under the Closing Loan is $42,726.

         During 2000, Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board of Directors, Gerald Nimberg, the Company's President, Chief Operating Officer, acting Chief Financial Officer, Secretary and Treasurer, and Gregory Ronan, a director of the Company and their family members and affiliates provided unsecured demand and short term working capital loans to the Company (the "Affiliated Loans"). As of December 31, 2000 approximately $959,000 was outstanding on the Affiliated Loans. Interest at rates ranging from 11.9% to 23% per annum is payable monthly by the Company on the Affiliated Loans.

         During 2000, Melvyn Dobrichovsky, CPA, a director of the Company since November, 1998, was paid an aggregate sum of approximately $30,000 for accounting services provided to the Company. The Company intends to engage Mr. Dobrichovsky to continue to provide services to the Company during 2001.

         During 2000 the law firm of Goddard Ronan & Dineen, P.C. (the "Goddard Firm") provided legal services to the Company and was paid an aggregate sum of approximately $232,000 for such services. Gregory E. Ronan, a director of the Company since November 1998, is a partner with the Goddard Firm. The Company intends to continue to engage the Goddard Firm to provide services to the Company during 2001.

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

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL CREDIT CORPORATION

Date: April 12, 2001             By: /s/ IRWIN ZELLERMAIER
                                   ------------------------------------------
                                   Irwin Zellermaier, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                   DATE
---------                                   -----                                   ----
/s/ IRWIN ZELLERMAIER                       Chairman, Chief Executive           April 12, 2001
-------------------------                   Officer, Director
Irwin Zellermaier

/s/ GERALD NIMBERG                          President, Chief Operating          April 12, 2001
-------------------------                   Officer, Secretary, Treasurer,
Gerald Nimberg                              Acting Chief Financial
                                            Officer, Chief
                                            Accounting Officer, Director


/s/ VINCENT J.  PUTIGNANO                   Director                            April 12, 2001
-------------------------
Vincent J. Putignano

/s/ BRIEN G.  REIDY                         Director                            April 12, 2001
-------------------------
Brien G. Reidy

/s/ MELVYN DOBRICHOVSKY                     Director                            April 12, 2001
-------------------------
Melvyn Dobrichovsky

/s/ GREGORY E. RONAN                        Director                            April 12, 2001
-------------------------
Gregory E. Ronan


                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
----------        -----------------------

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

2.4(2) Contract for Sale of Business between the Company and Ace dated September 30, 1997.

2.5(7) Agreement and Plan of Reorganization and Merger dated July 18, 2000 by and among the Company, DDI Acquisition Corp. and Diamond Dealing.com, Inc.

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

10.41(4) Loan and Security Agreement dated as of June 30, 1998 among Sterling National Bank, General Credit Corporation and G.S. Capital Corporation.

10.42(1)(5)       Amendment No. 1 to Employment Contract dated May 13, 1998
                  between the Company and Irwin Zellermaier.

10.43(1)(5)       Amendment No. 2 to Employment Contract dated May 13, 1998
                  between the company and Gerald Nimberg.

10.44(6) Amendment No. 2 to Employment Contract dated November 2, 1998 between the Company and David Bader

10.45(7) Spin-Off and Contribution Agreement dated July 18, 2000 by and between the Company and General Credit, Inc.

10.46(8) Termination Agreement dated January 8, 2001 by and among the Company, DDI Acquisition Corp. and Diamond Dealing.com, Inc.

21.1+             Subsidiaries of Registrant.

------------------------------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 declared effective on April 25, 1997 by the Securities and Exchange Commission, SEC File NO. 333-09831.

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

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated June 30, 1998.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

(7)  Incorporated by reference to the Company's Form 8-K filed on July 20, 2000.

(8)  Incorporated by reference to the Company's Form 8-K filed on January 10,
     2001.

+    Filed herewith.

                                LIST OF EXHIBITS

EXHIBIT
NUMBER              EXHIBIT DESCRIPTION
---------           ------------------------

21.1                Subsidiaries of Registrant.

                           GENERAL CREDIT CORPORATION
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GENERAL CREDIT CORPORATION

                  We have audited the accompanying consolidated balance sheet of GENERAL CREDIT CORPORATION AND SUBSIDIARIES as at December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Credit Corporation and Subsidiaries as at December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

                                     /s/ CORNICK, GARBER & SANDLER, LLP
                                     ------------------------------------
                                     CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK, NEW YORK
APRIL 6, 2001

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS AT DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Note 2)                                                                $2,166,513

    Receivables from customers and agents
       (Notes 2, 5 and 14)                                                         $3,096,502
    Less allowance for doubtful accounts                                             (622,000)         2,474,502
                                                                                -------------
    Prepaid expenses and other current assets                                                            330,619
                                                                                                    ------------
           TOTAL CURRENT ASSETS                                                                        4,971,634

FIXED ASSETS, AT COST, LESS ACCUMULATED DEPRECIATION
    AND AMORTIZATION (Notes 2 and 3)                                                                     527,146

INVESTMENT IN AND ADVANCES TO SUBSIDIARY (Notes 4 and 11)                                              1,199,218
NOTES RECEIVABLE - BROKER (Note 6)                                                                       486,765
NOTES RECEIVABLE - OFFICER (Note 7)                                                                       42,726
GOODWILL AND OTHER INTANGIBLES, NET (Note 2)                                                             277,916
OTHER ASSETS (Note 8)                                                                                    359,054
                                                                                                    ------------
           TOTAL                                                                                      $7,864,459
                                                                                                    ------------

                                   LIABILITIES

CURRENT LIABILITIES:
    Notes and advances payable (Note 9)                                                               $5,275,284
    Accounts payable and accrued expenses                                                                734,007
                                                                                                    ------------
           TOTAL CURRENT LIABILITIES                                                                   6,009,291

LONG-TERM PORTION OF NOTES AND ADVANCES PAYABLE (Note 9)                                                 460,354
DEFERRED RENT PAYABLE (Note 10)                                                                           37,146
                                                                                                   -------------
           TOTAL                                                                                       6,506,791

COMMITMENTS AND CONTINGENCIES (Notes 10 and 16)

                              SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY:
    Common shares, $.001 par value, 20,000,000 shares
       authorized, 3,662,550 shares issued and outstanding                     $        3,663
    Additional paid-in capital                                                      8,270,267
    Stock subscription receivable (Note 13)                                           (70,794)
    Deficit                                                                        (6,845,468)         1,357,668
                                                                                 ------------        -----------
           TOTAL                                                                                      $7,864,459
                                                                                                     ===========


    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                              ----------------------------------
                                                                                                    2000               1999
                                                                                              --------------     ---------------
      FEE INCOME, NET                                                                        $ 6,374,952          $ 4,917,428

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including approximately $316,000 in 2000 for costs of issuing stock to employees and stock options
          to non-employees) (Notes 2, 10 and 13)                                               5,430,647            4,133,135
                                                                                             -----------          -----------

      INCOME FROM OPERATIONS BEFORE DEPRECIATION, AMORTIZATION
          AND OTHER INCOME AND EXPENSES                                                          944,305              784,293

      DEPRECIATION AND AMORTIZATION (Notes 2 and 3)                                              205,650              147,758
                                                                                             -----------          -----------
      INCOME BEFORE OTHER INCOME AND EXPENSES                                                    738,655              636,535

      OTHER INCOME (EXPENSES):
          Equity in earnings of subsidiary (Note 4)                                              493,354              192,810
          Interest expense (net of interest income of $52,995
            in 2000 and $75,653 in 1999)                                                      (1,813,075)          (1,151,405)
          Costs of abandoned business combination (Note 16)                                     (124,000)
          Write-off of abandoned assets                                                          (44,145)
                                                                                             -----------          -----------
          NET LOSS                                                                           $  (749,211)         $  (322,060)
                                                                                             ===========          ===========
          BASIC AND DILUTED NET LOSS PER SHARE (Notes 2 and 11)                              $      (.21)         $      (.09)
                                                                                             ===========          ===========
          WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING (Note 2)                                                          3,637,000            3,615,000
                                                                                             ===========          ===========





    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                (NOTES 11 AND 13)



                                                                                                                 TOTAL
                                                                                                               SHAREHOLDERS'
                                               COMMON STOCK           ADDITIONAL       STOCK                       EQUITY
                                        ---------------------------     PAID-IN    SUBSCRIPTION                   (CAPITAL
                                            SHARES         AMOUNT       CAPITAL      RECEIVABLE   DEFICIT       DEFICIENCY)
                                        -------------      --------  ------------  -------------  --------     --------------
      Balance, January 1, 1999            3,615,000   $     3,615   $ 7,953,938   $   (99,778)   $(5,774,197)   $ 2,083,578

      Reduction of stock subscription
          receivable                                                                   15,447                        15,447

      Net loss for the year ended
          December 31, 1999                                                                         (322,060)      (322,060)
                                        -----------   -----------   -----------   -----------    -----------    -----------
      Balance, January 1, 2000            3,615,000         3,615     7,953,938       (84,331)    (6,096,257)     1,776,965

      Reduction of stock subscription
          receivable                                                                   13,537                        13,537

      Shares issued to employees for
          compensation                       47,550            48        48,929                                      48,977

      Options issued to consultants                                     267,400                                     267,400

      Net loss for the year ended
          December 31, 2000                                                                         (749,211)      (749,211)
                                        -----------   -----------   -----------   -----------    -----------    -----------
      Balance, December 31, 2000          3,662,550   $     3,663   $ 8,270,267   $   (70,794)   $(6,845,468)   $ 1,357,668
                                        ===========   ===========   ===========   ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                  2000                  1999
                                                                             ------------          ------------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS

Cash flows from operating activities:
    Net loss                                                                 $   (749,211)         $   (322,060)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Equity in earnings of subsidiary                                          (493,354)             (192,810)
       Depreciation and amortization                                              205,650               147,758
       Charges to operations for issuance of stock and stock options              316,377
       Bad debt expense                                                           622,405               370,257
       Loss on abandonment of assets                                               44,145
       Reduction of stock subscription receivable                                  13,537                15,447
       Change in assets and liabilities:
          Receivables from customers and agents                                (1,302,458)           (1,095,503)
          Prepaid expenses                                                       (304,651)               25,828
          Other assets                                                           (156,671)               29,204
          Accounts payable and accrued expenses                                  (329,336)              535,948
          Deferred rent payable                                                                          37,146
                                                                             ------------          ------------
               Net cash used for operating activities                          (2,096,421)             (485,931)
                                                                             ------------          ------------

Cash flows from investing activities:
    Proceeds from maturity of certificates of deposit                                                   212,819
    Increase in investment in officer's split dollar life insurance               (36,520)              (36,520)
    Increase in notes receivable                                                                       (280,642)
    Collections of notes receivable                                               100,503               249,486
    Purchase of fixed assets                                                     (242,391)             (214,253)
    Decrease (increase) in investment in and advances to subsidiary               160,609              (307,187)
    Collections of loan from officer                                                9,406                 6,769
                                                                             ------------          ------------
               Net cash used for investing activities                              (8,393)             (369,528)
                                                                             ------------          ------------

Cash flows from financing activities:
    Borrowings under long-term and short-term debt agreements                   9,849,830             7,746,816
    Repayments of long-term and short-term debt                               (10,088,244)           (6,050,499)
    Release of cash restricted for debt payments                                                      2,333,335
                                                                             ------------          ------------
               Net cash provided by (used for) financing activities              (238,414)            4,029,652
                                                                             ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,343,228)            3,174,193

Cash and cash equivalents, January 1                                            4,509,741             1,335,548
                                                                             ------------          ------------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                       $  2,166,513          $  4,509,741
                                                                             ============          ============


(Continued)
                                       F-5

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                           2000                1999
                                                                      --------------     ---------------

Supplemental disclosure of cash paid for:
    Interest                                                              $1,807,586          $1,182,748
                                                                       =============        ============
    Income taxes                                                       $       5,392        $     22,565
                                                                       =============        ============































    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     THE COMPANY

             General Credit Corporation (the "Company"), was incorporated in February 1995, for the purposes of seeking out business opportunities, including acquisitions. On May 2, 1997, the Company emerged from the development stage by acquiring the operations of New York Payroll Factors, Inc. ("NYPF").The Company is engaged in providing working capital financing to its customers through the discounted purchase of checks made payable to the Company's customers and, to a lesser extent, the discounted purchase of credit card sales slips. Gross proceeds from the purchase of these checks and credit card sales slips during 2000 and 1999 are estimated to be approximately $620 million and $453 million in checks, respectively, and $12.3 million and $3.9 million in credit card slips, respectively. The Company's customers primarily comprise numerous small and medium-sized contracting firms and restaurants located in the New York metropolitan area and other northern New Jersey areas. Revenues, which are comprised of the discounted portion of checks and credit card sales slips purchased, are recognized when payment for them is made to the Company.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of General Credit Corporation and its majority owned and controlled subsidiaries. The Company's investment in Cash Payroll Express, LLC acquired in April 1999 is accounted for on the equity method since the Company does not have voting control (See Note 4).

             FIXED ASSETS

             Fixed assets are recorded at cost. Expenditures for additions and betterments are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (vehicles, 3 years, equipment, furniture and fixtures, 7 years and leasehold improvements over the remaining lives of the leases). Upon retirement, disposal or abandonment, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             INTANGIBLE ASSETS

             The net assets of businesses acquired are recorded at their fair value at the acquisition date and any excess of acquisition costs over the value of identifiable net assets acquired is recorded as goodwill which is being amortized on a straight-line basis over twenty years. At December 31, 2000, goodwill was $194,783, net of accumulated amortization of $37,217.

             Amounts paid for covenants not-to-compete are stated at cost and are amortized using the straight-line method over the non-compete period of five years. At December 31, 2000, covenants not-to-compete were $83,133, net of accumulated amortization of $148,867.

             The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected undiscounted net cash flows for each related business. Based upon its then most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2000 for the goodwill and covenant not-to-compete related to the acquisition of Ace Venture, Inc. in September 1997. The goodwill related to the acquisition of NYP was previously written off because it was considered impaired.

             CASH AND CASH EQUIVALENTS

             The Company considers all highly liquid debt instruments, purchased with original maturities of three months or less, to be cash equivalents.

             ADVERTISING

             Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Advertising expense for the years ended December 31, 2000 and 1999 was approximately $29,000 and $9,300, respectively.

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

             The Company believes the concentration of credit risk with respect to receivables from customers is limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing informal background and financial evaluations of its customers and does not require collateral (however, see Note 6 for further information with respect to notes receivable from brokers). The Company's broker agreements (see Note 10) have generated approximately 30% and 39% of its fee income in 2000 and 1999, respectively. The loss of these arrangements could have a significant impact on the Company's financial position and results of operations.

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

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -     FIXED ASSETS

             Fixed assets consist of the following at December 31, 2000:

                 Furniture, fixtures and office equipment          $ 396,194
                 Leasehold improvements                              170,406
                 Vehicles                                            187,829
                                                                  ----------

                    TOTAL                                            754,429

             Less accumulated depreciation and amortization         (227,283)
                                                                  ----------

                    NET                                            $ 527,146
                                                                   =========

             Depreciation expense for the years ended December 31, 2000 and 1999 was approximately $117,000 and $86,000, respectively.

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

             Although the Company acquired 80.5% of CPE's common stock interest, under the terms of a related stockholders' agreement, control of CPE's Board of Directors is divided equally between its minority stockholder and the Company. The minority stockholder is entitled to a 50% interest in both CPE's earnings (as defined) and the proceeds of its sale or liquidation and has also been granted certain management decisions over its daily operations. Accordingly, the Company's investment in CPE has been accounted for on the equity method in the same manner as a corporate joint venture. The $525,000 excess of the purchase price over the Company's 50% share of CPE's net assets at date of acquisition is being charged to operations as a reduction of the Company's equity in earnings of the subsidiary over a period of 20 years. The Company has also agreed to fund 80% of CPE's operating cash requirements with interest at 7% a year on 75% of such advances.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -     INVESTMENT IN AND ADVANCES TO CPE (CONTINUED)

             The following summarizes the financial position and results of operations of CPE at December 31, 2000 and for the year then ended:

               Balance sheet:
                  Assets:
                     Cash                                                                         $1,533,487
                     Receivables from customers                                                      100,344
                                                                                                ------------

                           TOTAL                                                                  $1,633,831
                                                                                                ------------

                  Liabilities and stockholders' equity:
                     Due to Company                                                              $   199,380
                     Due to minority stockholder                                                     304,197
                     Stockholders' equity                                                          1,130,254
                                                                                                 -----------

                           TOTAL                                                                  $1,633,831
                                                                                                ------------

               Statement of operations:
                  Fee and other income                                                            $1,389,524
                  Operating expenses                                                                 345,769
                                                                                                ------------

                           NET INCOME                                                             $1,043,755
                                                                                                ------------

               Company's share of net income, after $28,524
               charge for amortization of excess of purchase price
               over share of net assets                                                          $   493,354

               The Company's investment in and advances to CPE at December 31, 2000 are summarized as follows:

                  Investment                                                                         506,484
                  Advances                                                                           199,380
                                                                                                ------------

                           Total                                                                  $1,199,218
                                                                                                ============



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

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -     RAPIDPAY

             On October 23, 1999, the Company formed a new subsidiary, Rapidpay Corporation ("Rapidpay"). The Company owns 90% of its Class A voting stock and 88.5% of the Class B non-voting stock. The division president of Rapidpay owns 10% of both the Class A and Class B stock. The remaining 1 1/2% of the Class B stock is owned by Credit Card Properties, Inc. "CCP", a company wholly-owned by the executive officers of the Company and the wife of a member of the Board of Directors of the Company. If Rapidpay generates gross fee income of at least $400,000 for any six consecutive months, the principal operating officer is to receive a 20% ownership interest in CCP; such additional ownership interest has not been earned at December 31, 2000.

             On October 23, 1999, Rapidpay also entered into a royalty agreement with CCP, under which Rapidpay has agreed to pay a royalty fee of 1.25% of the gross fee income collected by Rapidpay from its credit card customers for a period of 30 years, except for specific escape clauses as defined in the royalty agreement. Royalty fees of approximately $9,600 have been included in selling, general and administrative expenses for 2000. Payments due under the royalty agreement can be accelerated upon the occurrence of (i) sale of all of the stock of Rapidpay held by the Company, or (ii) sale of all or substantially all of the assets of Rapidpay or the Company, or
             (iii) the termination of the employment or reassignment by the Company, for any reason, of the president of the Company. Upon the events listed, Rapidpay is obligated to pay a royalty amount equal to the unpaid balance for the previous six months, with a minimum payment of $500,000 due to CCP.

             In the event the wife of a director of the Company is successful in causing Rapidpay to obtain $1 million of debt or equity financing, she will be issued that amount of shares which will result in her being a 20% shareholder of CCP.

NOTE 6 -     NOTES RECEIVABLE

             Notes receivable at December 31, 2000 are due from a broker with no stated interest rate and no formal payment terms.

             The notes, which arose primarily from the broker's guarantee of certain checks which were dishonored by their alleged makers, have been guaranteed by a third party up to $250,000, collateralized by a second mortgage on certain real property.

             In addition, on December 26, 1999, the Company entered into an agreement with the broker to form a check factoring company, in which the Company has been granted a 9% interest as additional collateral for the notes receivable until they are repaid, at which time the 9% interest will be returned to the broker. The Company is entitled to receive 9% of the annual profits of the check factoring company in payment after it has factored $13,000,000 of checks each year and a 1/2% of all factored receivables to be applied in reduction of the notes receivable.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -     NOTES RECEIVABLE - OFFICER

              The notes are due under an employment agreement which, as revised in April 1998, provided for loans of $60,000 payable over seven years with interest at 9% a year. Monthly payments of approximately $1,062, including interest, are due as follows:

                Year Ending December 31:
                  2001                               $ 8,352
                  2002                                10,147
                  2003                                11,099
                  2004                                13,128
                                                    --------
                         TOTAL                       $42,726
                                                    ========

             Interest income on these notes was $4,960 and $4,935 for 2000 and 1999, respectively.

NOTE 8 - OTHER ASSETS

             Other assets at December 31, 2000 are comprised of:

                 Security deposits                                                       $   73,650
                 Interest in officer's split-dollar life insurance policy                   114,714
                 Noncurrent prepaid marketing expenses (Note 10)                            122,301
                 Noncurrent prepaid expenses and
                    other miscellaneous assets                                               48,389
                                                                                         ----------
                         TOTAL                                                             $359,054
                                                                                         ==========


NOTE 9 -     NOTES AND ADVANCES PAYABLE

             Notes and advances payable are comprised of the following at December 31, 2000:

                 Auto loans; due in monthly installments totaling $3,565,
                    including interest of 14.15% a year through October
                    2004 and July 2005                                                            $130,451

                 *23% demand notes payable to related party                                        925,346

                 *Notes payable - Chairman of the Board due in monthly
                    payments of $1,313, including interest at
                    11.9% per year to March 2003                                                    33,751


                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -     NOTES AND ADVANCES PAYABLE (CONTINUED)

                 7% notes payable relating to the acquisition of CPE
                    (Note 4) due in monthly payments of principal and
                    interest of $8,022 to April 2003                                            $  267,734

                 10% notes payable relating to the acquisition of Ace
                    Venture, Inc. due in monthly payments of principal and
                    interest of $7,040 to October 2003                                             207,684

                 24% demand notes payable due to an individual, with
                    interest payable monthly; collateralized by receivables and
                    fixed assets                                                                 2,150,400

                 21% note payable to an individual due November 2001,
                    with interest payable monthly                                                  327,772

                 17% demand notes payable to a corporation, with interest
                    payable monthly                                                                492,500

                 18% demand notes payable to an individual, with interest
                    payable monthly                                                                500,000

                 21% demand notes payable to an individual, with interest
                    payable monthly                                                                500,000

                 21% demand notes payable to four individuals, with interest
                    payable monthly                                                                200,000
                                                                                              ------------
                           TOTAL                                                                 5,735,638

               LESS CURRENT MATURITIES                                                           5,275,284
                                                                                               -----------
               NONCURRENT PORTION OF LONG-TERM DEBT                                            $   460,354
                                                                                               ===========


                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -     NOTES AND ADVANCES PAYABLE (CONTINUED)

             Maturities of the noncurrent portion of long-term debt are as follows:

                 Year Ending December 31:
                    2002                                     $197,080
                    2003                                      193,439
                    2004                                       59,796
                    2005                                       10,039
                                                            ---------
                           TOTAL                             $460,354
                                                            =========

              *Interest expense on related party notes listed above and additional and related party short-term borrowings during the year was approximately $153,000 in 2000 and $223,000 in 1999.

              In addition, the Company has a $2,500,000 line of credit with a private partnership in which the wife of the Company's president is a partner. The line carries a fixed rate of interest of 23% a year and provides for advances equal to an equivalent amount of customers' checks, the proceeds of which are used to repay the advances. The line of credit which reduces to $1,200,000 on July 31, 2001 and expires on July 31, 2002 is contingent upon the continued employment of the Company's president and the maintenance of a minimal amount of fee income each quarter and cash balances. At December 31, 2000, there were no outstanding borrowings under the line of credit.

NOTE 10 -    COMMITMENTS AND CONTINGENCIES

             The Company has ten year employment contracts with its two executive officers that expire in 2006 and 2007. The salary pursuant to these contracts currently aggregates $280,000 a year excluding bonuses, fringe benefits and cost of living increases. One of the officers is entitled to annual salary adjustments for increases in the Consumer Price Index. In May 1998, these agreements were amended to provide that if employment is otherwise terminated, the officer will receive a lump sum payment equal to three times his compensation (base salary plus bonuses) paid for the year prior to termination.

             The Company entered into a ten year employment agreement with the president of Ace Venture, Inc. at a current base annual salary of $150,000, plus bonuses, if certain sales volume is achieved. The base salary increases each year by 5% or the increase in the consumer price index, whichever is greater.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)

             The Company is obligated under noncancelable real property operating lease agreements through June 2009 as well as operating leases for equipment. Minimum rents under these obligations are as follows:


                                                               PREMISES        EQUIPMENT            TOTAL
                                                               --------        ---------            -----
                 Year Ending December 31:
                    2001                                        $   343,368         $ 98,903      $   442,271
                    2002                                            308,799           84,917          393,716
                    2003                                            292,052           65,180          357,232
                    2004                                            298,322           31,781          330,103
                    2005                                            308,999            7,464          316,463
                 Thereafter                                         414,478                           414,478
                                                                 ----------         --------       ----------
                            TOTAL                                $1,966,018         $288,245       $2,254,263
                                                                 ==========         ========       ==========

               The leases for premises also contain operating expense and real estate tax escalation clauses. Rent expense, included in selling, general and administrative expenses, was approximately $302,000 and $214,000 in 2000 and 1999, respectively.

               The Company makes noninterest bearing advances to certain brokers for their use in providing checks to be purchased by the Company. These advances, which are included in receivables from customers and brokers, are evidenced by notes and are partially collateralized by personal assets of the brokers; at December 31, 2000, such advances totaled approximately $355,000.

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

               When a "marketing page" is sold, the agency has agreed to assign to the Company the fees receivable from the advertisers, subject to the Company's acceptance of each advertiser. It is estimated that the fees to be paid by the advertisers on each marketing page will total approximately $332,000, payable over twelve months, to be recovered from each advertiser's credit card slips. When a page is sold, the agency is entitled to approximately 49% of the advertising fees. Initially, the Company will pay 75% of the agency fee upon commencement of the agency's work with the remaining balance to be paid over the next twelve months. If more than thirty-six marketing pages are completed, the Company will advance 50% upon commencement of work with the balance being paid over the next twelve months. The Company has also agreed to pay to the agency, the media fees, estimated to be

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -      COMMITMENTS AND CONTINGENCIES (CONTINUED)

               CREDIT CARD PROCESSING AGREEMENT (CONTINUED)

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

               In 2000, the commencement of these operations was delayed as a result of the death of an executive in the marketing agency. However, the arrangement is expected to commence in the latter part of 2001.

NOTE 11 -      SHAREHOLDERS' EQUITY

               In connection with the April 1997 sale of 900,000 units to the public, at December 31, 1999 there are outstanding common stock warrants to purchase 5,400,000 shares of common stock at $3.375 a shares. The warrants expire on April 24, 2002. Upon certain conditions, the Company is entitled to call all or a portion of the warrants for a redemption price of $.25 per warrant upon 30 days prior written notice to the holders.

               In connection with the offering, the Company granted the underwriter an option to purchase up to 90,000 units (each unit consisting of three shares of common stock and six common stock warrants) at $16.50 a unit, exercisable during a five year period commencing on the effective date of the offering.

               NONQUALIFIED STOCK OPTIONS

               On November 4, 1997, the Company issued to its three executive officers options to purchase a total of 190,000 shares of the Company's stock at $2.125 a share. These options were exercisable until November 3, 2000, when they expired.

               In January 1998, the Company issued to two of its directors options to purchase a total of 20,000 shares of the Company's stock at $1.50 a share. These options were exercisable until January 7, 2001, when they expired.

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

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -      SHAREHOLDERS' EQUITY (CONTINUED)

               NONQUALIFIED STOCK OPTIONS (CONTINUED)

               In addition, in 1998, options to purchase a total of 30,000 shares of stock, exercisable until May 2001 at $1.625 per share, were issued to two outside consultants and options to purchase 30,000 shares of stock, exercisable until January 2001 at $1.50 a share, were issued to three outside consultants. The fair value of these options was charged to operations in 1998 using the Black-Scholes option pricing model.

               In July 1999, the Company issued to two of its executive officers, options to purchase a total of 200,000 shares of the Company's common stock at $0.25 a share. These options are exercisable until July 7, 2001.

               In 2000, the Company issued the following two year stock options to certain of its executive officers, directors and to certain outside consultants:

                                                 OFFICER/DIRECTORS
                                                   AND DIRECTORS                        CONSULTANTS
                                              ------------------------           -------------------------
                                                              EXERCISE                           EXERCISE
                                                               PRICE                               PRICE
                       DATE                   SHARES         PER SHARE           SHARES          PER SHARE
                       ----                   ------         ---------           ------          ---------
                   January 2000                 550,000       $   .63               100,000       $    .63
                   March 2000                                                       100,000           1.00
                   March 2000                                                        25,000           2.375
                   May 2000                      50,000           .60                 5,000            .60
                   November 2000                200,000           .2188
                                                -------                          ----------

                        Total                   800,000                             230,000
                                                =======                             =======



               The options granted to the officers and directors were issued at their fair market values as of the dates of issuance. The $267,400 fair value of the options issued to outside consultants has been charged to operations using the Black-Scholes option pricing model utilizing assumptions similar to those described in the pro forma information below.

               The Company may receive income tax benefits for the above options when they are exercised. Such income tax benefits are credited to additional paid-in capital when realized. None of the above options have been exercised as of December 31, 2000.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -    SHAREHOLDERS' EQUITY (CONTINUED)

             NONQUALIFIED STOCK OPTIONS (CONTINUED)

             The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," for stock options granted to employees, officers and directors and, therefore, applies Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options granted. If the Company had elected to recognize compensation cost for all nonqualified options granted based upon their fair values at the grant date consistent with the method of SFAS No. 123, the net loss and loss per share on a pro forma basis for the years ended December 31, 2000 and 1999 would be as follows:

                                                   2000               1999
                                             ----------------   --------------
                Net loss:
                    As reported                    $(749,211)       $(322,060)
                    Pro forma                    $(1,046,211)       $(356,060)
                Loss per share:
                    As reported                        $(.21)           $(.09)
                    Pro forma                          $(.29)           $(.10)

             The fair value of the Company's stock options used to compute the pro forma net loss and net loss per share disclosures are their estimated present values at grant date using the Black-Scholes option pricing model with the following assumptions: expected volatility of 158.72% to 173.07% in 2000 and 136.5% in 1999, risk free interest of 5.39% to 6.19% in 2000 and 5.56% in 1999 and an expected holding period of three years for both 2000 and 1999.

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

NOTE 12 -    INCOME TAXES

             For income tax purposes, the Company files consolidated income tax returns, which include the operations of CPE (Note 4). At December 31, 2000, the Company has net operating loss carryforwards of approximately $2,195,000 for federal income tax purposes. These carryforwards expire between 2011 and 2020.

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

               Deferred taxes relate to the following carryforwards and temporary differences at December 31, 2000:


                  Deferred tax assets:
                     Net operating loss carryforwards                                        $1,016,000
                     Allowance for doubtful accounts                                            186,000
                     Write-off and amortization of intangible assets                          1,508,000
                     Amortization of leasehold improvements                                      12,000
                                                                                          -------------
                              TOTAL                                                           2,722,000

                  Less valuation allowance                                                   (2,722,000)
                                                                                            -----------
                  Net deferred income tax assets after valuation
                     allowance                                                              $        --
                                                                                            ===========


NOTE 13 -     RELATED PARTY TRANSACTIONS

              The Company has received accounting and legal services from two directors the cost of which have been included in selling, general and administrative expenses. Charges for accounting services by one director were approximately $30,000 and $28,000 in 2000 and 1999, respectively. The other director's firm, in which he is a partner, charged approximately $232,000 and $163,000 for legal services in 2000 and 1999, respectively. In addition, in 1998 the Company issued to this firm 105,000 shares of common stock at $1 a share (the market price on the date issued) for prepaid legal services. At December 31, 2000, the $70,754 remaining balance due for future services has been shown as a stock subscription receivable and, accordingly, the shareholders' equity of the Company has been reduced by this amount.

NOTE 14 -     CONTINGENCIES

               The Company has commenced an action against a bank seeking damages of $500,000 for the negligent handling of checks deposited by the Company and over $1,000,000 for the improper termination of the agreement for the deposit of checks in October 1999. The bank has asserted counterclaims against the Company of $240,000 for dishonored checks deposited by the Company at the bank and up to $10,000,000 in the event that any additional checks previously deposited by the Company are subsequently dishonored. Based on informal discussions between the parties, legal counsel believes that this action will likely be resolved without payment by either party to the other.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 -      RETIREMENT PLAN

               Effective January 1998, the Company instituted a "S.I.M.P.L.E." retirement plan. Eligible employees may make salary reduction contributions of up to $6,000 in 2000 and as adjusted for inflation in future years. The Company is required to match, dollar for dollar, up to 3% (but not below 1% in two of the last 5 years) of the employees' compensation up to $160,000 in 2000 and as adjusted for inflation in future years. The Company made matching contributions of approximately $22,000 in 2000 and $23,000 in 1999 which is included in selling, general and administrative expenses.

NOTE 16 -      WRITE OFF OF COSTS OF ABANDONED BUSINESS COMBINATION

               In February 2000, the Company and Diamond Dealing.Com Inc. ("DDI") entered into a non-binding memorandum of understanding pursuant to which the Company would acquire substantially all the net assets of DDI in exchange for the issuance of 24,423,000 shares of the Company's common stock. In the fourth quarter of 2000, it was decided that this transaction would be abandoned and the Company charged to operations the $124,000 of legal fees and related costs incurred by the Company in connection with the proposed transaction.

NOTE 17 -      SUBSEQUENT EVENTS

               NOTES PAYABLE

               From January 1, 2001 through March 2001, the Company has borrowed approximately $1,800,000 from several individuals, payable on demand, with interest payable monthly at 17% - 21% annually and has repaid approximately $380,000 of notes payable outstanding at December 31, 2000.