Form 10QSB
period 2001-03-31
GENERAL CREDIT CORP
filed 2001-05-21
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2001

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

         On May 17, 2001, the number of shares of Common Stock of the issuer outstanding was 3,662,550 shares of Common Stock, par value $.001 per share.

         Traditional Small Business Disclosure Format (check one):
Yes: [X] No [ ]

         Documents Incorporated By Reference: None.

                           GENERAL CREDIT CORPORATION
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements................................................  1

         Consolidated Condensed Balance Sheets,
                  March 31, 2001 and December 31, 2000......................F-1

         Consolidated Condensed Statements of Operations for the
                  Three Months Ended March 31, 2001 and 2000................F-2

         Consolidated Condensed Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and 2000................F-3

         Notes to Consolidated Condensed Financial Statements...............F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  2

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .............................................  6

     Item 2. Changes in Securities and Use of Proceeds......................  7

     Item 3. Defaults Upon Senior Securities................................  7

     Item 4. Submission of Matters to a Vote of Security Holders............  7

     Item 5. Other Information..............................................  7

     Item 6. Exhibits and Reports on Form 8-K...............................  7

SIGNATURES..................................................................  8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

              [The remainder of this page intentionally left blank]

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,          December 31,
                                                       2001                 2000
                                                   ------------         ------------
                                                    (Unaudited)
               ASSETS

Current assets:
     Cash and cash equivalents                     $  4,509,139         $  2,166,513
     Receivables from customers
          and brokers, net                            2,951,418            2,474,502
     Prepaid expenses and other
          current assets                                116,391              330,619
                                                   ------------         ------------
               Total current assets                   7,576,948            4,971,634

Fixed assets, at cost, less
          accumulated depreciation                      572,445              527,146
Investment in and advances to unconsolidated
          subsidiary                                  1,811,219            1,199,218
Notes receivable - brokers                              486,765              486,765
Notes receivable from officer                           124,767               42,726
Goodwill and other intangibles, net                     263,416              277,916
Other assets                                            609,201              359,054
                                                   ------------         ------------
               Total                               $ 11,444,761         $  7,864,459
                                                   ============         ============

               LIABILITIES

Current liabilities:
     Notes and advances payable                    $  7,610,912         $  5,275,284
     Accounts payable and accrued
          expenses                                    2,094,194              734,007
                                                   ------------         ------------
               Total current liabilities              9,705,106            6,009,291
                                                   ------------         ------------

Long-term portion of notes
          and advances payable                          408,490              460,354
                                                   ------------         ------------
Deferred rent payable                                    41,546               37,146
                                                   ------------         ------------

               SHAREHOLDERS' EQUITY

Shareholders' equity:
     Common shares, $.001 par value,
          20,000,000 shares authorized,
          3,662,550 shares and 3,662,550
          shares issued, respectively                     3,663                3,663
     Additional paid-in capital                       8,270,267            8,270,267
     Stock subscription receivable                      (60,220)             (70,794)
     Deficit                                         (6,903,714)          (6,845,468)
     Treasury stock - 55,000 shares at cost             (20,377)                  --
                                                   ------------         ------------
                                                      1,289,619            1,357,668
                                                   ------------         ------------
               Total                               $ 11,444,761         $  7,864,459
                                                   ============         ============



    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                  ---------------------------------
                                                      2001                  2000
                                                  -----------           -----------

Fee income - net                                  $ 1,832,490           $ 1,428,734
                                                  -----------           -----------
Expenses:

     Selling general and administrative             1,419,045               996,859

     Depreciation and amortization                     50,679                41,694

     Equity in income of unconsolidated
          subsidiary                                 (169,096)              (90,204)

     Interest expense - net                           590,108               407,447
                                                  -----------           -----------
                                                    1,890,736             1,355,796
                                                  -----------           -----------

Income (loss) before value of
          stock and stock options issued              (58,246)               72,938

Stock and stock options issued                             --               266,000
                                                  -----------           -----------


Net income (loss)                                 $   (58,246)          $  (193,062)
                                                  ===========           ===========

Net income (loss) per common share                $     (0.02)          $     (0.05)
                                                  ===========           ===========

Weighted average number of
          common shares outstanding                 3,607,550             3,615,000
                                                  ===========           ===========



    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                              ---------------------------------
                                                                 2001                  2000
                                                              -----------           -----------
Cash flows from operating activities:
     Net (loss)                                               $   (58,246)          $  (193,062)
     Adjustments to reconcile net (loss) to
         net cash (used in) provided by
         operating activities:
         Equity in earnings of unconsolidated
                subsidiary                                       (169,096)              (90,204)
         Issuance of stock and stock options                           --               266,000
         Depreciation and amortization                             50,679                41,694
         Reduction of stock subscription                            9,098                 4,445
         Bad debt expense                                         125,000                75,000
     Change in assets and liabilities
         Receivables from customers and brokers                  (601,916)             (745,877)
         Prepaid expenses                                         214,228              (168,737)
         Other assets                                            (243,476)              (63,030)
         Accounts payable and accrued expenses                  1,360,187               323,673
         Deferred rent payable                                      4,400                    --
                                                              -----------           -----------
            Net cash (used in) provided by
                operating activities                              690,858              (550,098)
                                                              -----------           -----------

Cash flows from investing activities:
     Purchase of fixed assets                                     (79,543)               (5,700)
     Increases in notes receivable                                     --              (186,000)
     Collections of notes receivable                                   --               193,478
     Increase in officer's life insurance receivable               (9,130)               (9,130)
     Increase in officer's notes receivable                       (82,041)                   --
     (Increase) Decrease in Investment in and
                advances to unconsolidated subsidiary            (442,905)              176,687
     Collection on loans to officer                                    --                 2,352
                                                              -----------           -----------
            Net cash provided by (used in)
                investing activities                             (613,619)              171,687
                                                              -----------           -----------

Cash flows from financing activities:
     Purchase of treasury stock                                   (20,377)                   --
     Borrowings under long-term and
         short term debt agreements                             2,866,289             4,496,902
     Repayments of long-term and
         short term debt                                         (580,525)              (39,380)
                                                              -----------           -----------
            Net cash provided by
                financing activities                            2,265,387             4,457,522
                                                              -----------           -----------
Net increase in cash and cash
         equivalents                                            2,342,626             4,079,111
Cash and cash equivalents, beginning
         of period                                              2,166,513             4,509,741
                                                              -----------           -----------

Cash and cash equivalents, end of period                      $ 4,509,139           $ 8,588,852
                                                              ===========           ===========

SUPLEMENTARY INFORMATION:
     Interest paid                                            $   500,800           $   456,771
                                                              ===========           ===========
     Taxes paid                                               $     3,587           $     4,690
                                                              ===========           ===========



    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's 2000 Annual Report on Form 10-KSB. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for a full year.

NOTE 2 - UNCONSOLIDATED SUBSIDIARY

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


NOTE 3- SEGMENT INFORMATION

Commencing with the three months ended March 31, 2001, the Company determined that the operations of its Rapidpay Corporation constitute a material operating segment as defined in Statement of Financial Accounting Standards No. 131 of the Financial Accounting Standards Board. Accordingly, the Company's information by segment as at March 31, 2001 and for the three months then ended is as follows:

                                               CREDIT CARD
                             CHECK              SALES SLIP
                           FACTORING            PURCHASES             TOTAL
                           ---------          -------------          -------
Fee income - net          $1,421,725          $    410,765         $ 1,832,490
                          ==========          ============         ===========

Net earnings (loss)       $   16,518          $    (74,764)        $   (58,246)
                          ==========          ============         ===========

Total assets              $9,130,589          $  2,314,172         $11,444,761
                          ==========          ============         ===========

Comparable segment information as at March 31, 2000 and for the three months then ended is not available.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion of the financial condition or plan of operation of the company should be read in conjunction with the Company's consolidated financial statements and notes.

OVERVIEW

        General Credit Corporation (the "Company") is a New York corporation organized in February 1995. The Company is currently engaged in providing working capital financing to its customers through the discounted purchase of
(i) checks commonly referred to as "check factoring"); and (ii) through its subsidiary, Rapidpay Corporation, credit card sales slips. The Company provides these services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks and credit card sales slips. To date, the purchase of credit card sales slips has increased quarter to quarter, and currently represents approximately 10% of the Company's fee income.

RESULTS OF OPERATIONS

        For the three months ended March 31, 2001, the Company derived fee income of $1,832,490 from the purchase of checks and credit card sales slips, compared to $1,428,734 for the three months ended March 31, 2000. The face amount of checks purchased during the three months ended March 31, 2001 was approximately $132,972,000 compared to $135,286,000 for the three months ended March 31, 2000, and the face amount of credit card sales slips purchased during the three months ended March 31, 2001 was approximately $7,413,000 compared to $2,313,000 for the three months ended March 31, 2000.

        Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three months ended March 31, 2001 and March 31, 2000 was $1,419,045 and $996,859,
respectively, which represents 77% and 70% of fee income, respectively. The Company's selling, general and administrative expenses increased as a result of an increase in the Company's bad debt expense, an increase in the Company's payment of brokerage commissions, an increase in payroll and related costs, an increase in advertising and public relations expenses and an increase in rental expenses. In addition, included in the selling, general and administrative expenses for the three month period ended March 31, 2001 is an increase in the allowance for bad debts in the amount of $125,000.

        For the three month period ended March 31, 2001, interest expense, net of interest income, was $590,108, which reflects the high interest rate the Company is paying for its borrowings compared to $407,447 for the three months ended March 31, 2000. The increase in interest expense results from additional borrowings made by the Company during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

         For the three months ended March 31, 2001, the Company incurred non-cash expenses of $175,679 as compared to $389,825 for the three months ended March 31, 2000, which March 31, 2000 amounts consisted primarily of non-cash expenses associated with the issuance by the Company of stock options to acquire 225,000 shares of the Company's Common Stock, the amortization of the intangible assets resulting from the purchase of the business of a commissioned agent in September 1997 and another company in April 1999, and an increase in the allowance for bad debts in the amount of $125,000 compared to $75,000 for the three months ended March 31, 2000.

         Net loss for the three months ended March 31, 2001 was $58,246 or $.02 per share, compared to $193,062 or $.05 per share for the three months ended March 31, 2000.

         Earnings before taxes, depreciation, and the increase in allowance for bad debts and amortization ("EBTDA") during the three months ended March 31, 2001 was $117,433 or approximately $.03 per share per the weighted average number of shares outstanding compared to $201,453 or $.06 per share for the three months ended March 31, 2000. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks and credit card sales slips purchased, although more rapid collection of purchased checks and credit card sales slips can mitigate the company's cash needs. The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "$500,000 Loan") provided by the wife of a sales representative of the Company; (iii) a demand loan from an unaffiliated third party in the principal amount of $2.15 million (the "$2.15 Million Dollar Loan"); (iv) a term loan due March 2003 from Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board in the principal amount of $31,773 as of March 31, 2001 (the "Zellermaier Loan"); (v) a demand loan from an entity controlled by Irwin Zellermaier, Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company and family members of Gerald Nimberg, the Company's President, Chief Operating Officer, Acting Chief Financial Officer, Secretary and Treasurer in the principal amount of $902,742 as of March 31, 2001 (the "Zellermaier Entity Loan"); (vi) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $250,172 as of March 31, 2001 (the "Acquisition Loan"); (vii) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $186,619 as of March 31, 2001 (the "Second Acquisition Loan");
(viii) demand loans from unaffiliated third parties in the aggregate principal amount of approximately $3,055,000 as of March 31, 2001 (the "Aggregate Loans");
(ix) a working capital credit facility in the aggregate original principal amount of up to $2.5 million (the "Credit Facility") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of NYPF and Ann Nimberg, the wife of Gerald Nimberg, and (x) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $3 million and is typically repaid with interest or uncollected bank charges daily or every few days.

         Pursuant to the $500,000 Loan, the Company is obligated to pay, on a monthly basis, interest only at 21% per annum on the outstanding principal amount under the $500,000 Loan. All accrued but unpaid interest together with the principal amount outstanding under the $500,000 Loan is due to be repaid by the Company in November 2001. The principal amount outstanding under the $500,000 Loan as of March 31, 2001 was $324,168. The Company may prepay the $500,000 Loan without premium or penalty.

         As of March 31, 2001, the principal amount owed under the $2.15 Million Dollar Loan was $2.15 million, which amount is payable by the Company upon demand. Interest at 24% per annum on the $2.15 Million Dollar Loan is paid by the Company monthly.

         As of March 31, 2001, the principal amount owed under the Zellermaier Loan was $31,773. The Company is obligated to make monthly payments on the Zellermaier Loan through March 2003 consisting of principal and interest at 11.9% per annum.

         As of March 31, 2001, the principal amount owed under the Zellermaier Entity Loan was $902,742. The principal amount of the Zellermaier Entity Loan is repayable by the Company on demand. Interest at 23% per annum is payable monthly by the Company on the Zellermaier Entity Loan.

         As of March 31, 2001, the amount owed under the Acquisition Loan was $250,172 which is payable by the Company in monthly amounts of $8,022 through April 2003, which monthly amount includes interest at 7% per annum.

         As of March 31, 2001, the amount owed under the Second Acquisition Loan was $186,619 which is payable by the Company in monthly amounts of $7,040 through October 2003, which monthly amount includes interest at 10% per annum.

         As of March 31, 2001, the amount owed under the Aggregate Loans is $3,055,000 which is payable by the Company upon demand. The interest rates range from 18% to 21% per annum payable monthly by the Company on the Aggregate Loans.

         Pursuant to the terms of the Credit Facility, the Affiliated Corporation established a credit facility in favor of the Company in the aggregate principal amount of $2.5 million. Interest at 23% per annum on the amounts outstanding under the Credit Facility is payable monthly by the Company pursuant to the Credit Facility. As of March 31, 2001, there were no amounts outstanding under the Credit Facility. The Company's repayment obligations under the Credit Facility are secured by uncollected checks purchased by the Company with amounts advanced to the Company under the Credit Facility. The amounts received by the Company from such checks are required to be delivered to the Affiliated Corporation as repayment for the amounts owed by the Company under the Credit Facility. The amount available to the Company under the Credit Facility is reduced to $1.2 million on July 31, 2001 and the Credit Facility expires and all amounts then outstanding under the Credit Facility are due and payable by the Company on July 31, 2002. Pursuant to the Credit Facility, the full amount of the Credit Facility expires and becomes due and payable, in the event, among other things: (i) the Company's fee income is less than $1 million each quarter; (ii) the Company's cash balances are less than $4 million (which amounts are exclusive of the collateral required under the Credit Facility); or
(iii) if Gerald Nimberg is no longer employed by the Company.

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

         As of March 31, 2001, the Company had available cash and cash equivalents and certificates of deposit of approximately $4,509,139 as compared to approximately $2,166,513 as of December 31, 2000. This increase in cash is due principally to the elimination of the Company's obligation to maintain collateral in the form of restricted cash as was required under a credit obligation of the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the first quarter ended March 31, 2001, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL CREDIT CORPORATION



Date: May 21, 2001                       By: /s/ IRWIN ZELLERMAIER
                                             -----------------------------------
                                             Irwin Zellermaier, Chief
                                             Executive Officer



Date: May 21, 2001                       By: /s/ GERALD NIMBERG
                                             ----------------------------------
                                             Gerald Nimberg, Principal Financial
                                             and Accounting Officer