Form 10QSB
period 2001-06-30
GENERAL CREDIT CORP
filed 2001-08-20
CIK 40511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-28910

                           GENERAL CREDIT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                                  13-3895072
        -------------------------------                   -------------------
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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         On August 20, 2001, the number of shares of Common Stock of the issuer outstanding was 3,312,050 shares of Common Stock, par value $.001 per share.

         Traditional Small Business Disclosure Format (check one):
                                 Yes [X] No [ ]

         Documents Incorporated By Reference: None

                           GENERAL CREDIT CORPORATION

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION (UNAUDITED)

     Item 1. Financial Statements..............................................1

         Consolidated Condensed Balance Sheets,
                  June 30, 2001 and December 31, 2000........................F-1

         Consolidated Condensed Statements of Operations for the
                  Three and Six Months Ended June 30, 2001 and 2000..........F-2

         Consolidated Condensed Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000....................F-3

         Notes to Consolidated Condensed Financial Statements................F-4

         Item 2. Management's Discussion and Analysis or Plan of Operation.....2

PART II:  OTHER INFORMATION

         Item 1. Legal Proceedings.............................................6

         Item 2. Changes in Securities and Use of Proceeds.....................7

         Item 3. Defaults Upon Senior Securities...............................7

         Item 4. Submission of Matters to a Vote of Security Holders...........7

         Item 5. Other Information.............................................7

         Item 6. Exhibits and Reports on Form 8-K..............................8

SIGNATURES.....................................................................9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                      June 30,             December 31,
                                                        2001                  2000
                                                     -----------           -----------
                                                     (unaudited)
               ASSETS
Current assets:
     Cash and cash equivalents                       $ 3,544,016           $ 2,182,215
     Receivables from customers
          and brokers, net                               669,231               701,382
     Prepaid expenses and other
          current assets                                  67,495               330,619
     Net assets of discontinued subsidiary             1,238,886             1,734,418
                                                     -----------           -----------
               Total current assets                    5,519,628             4,948,634

Fixed assets, at cost, less
          accumulated depreciation                       554,522               527,146
Investment in and advances to subsidiary ..            2,020,428             1,199,218
Notes receivable - brokers and others                    439,204               486,765
Notes receivable from officer                             78,767                42,726
Goodwill and other intangibles, net                      248,916               277,916
Other assets                                             588,095               359,054
                                                     -----------           -----------
               Total                                 $ 9,449,560           $ 7,841,459
                                                     ===========           ===========

               LIABILITIES
Current liabilities:
     Notes and advances payable                      $ 8,297,982           $ 5,275,284
     Accounts payable and accrued
          expenses                                       935,967               711,007
                                                     -----------           -----------
               Total current liabilities ..            9,233,949             5,986,291
                                                     -----------           -----------

Long-term portion of notes
          and advances payable                           522,390               460,354
                                                     -----------           -----------
Deferred rent payable                                     45,946                37,146
                                                     -----------           -----------

SHAREHOLDERS' EQUITY (DEFICIENCY)
Shareholders' equity (deficiency):
     Common shares, $.001 par value,
          20,000,000 shares authorized,
          3,662,550 shares issued,
          respectively                                     3,663                 3,663
     Additional paid-in capital                        8,270,267             8,270,267
     Stock subscription receivable                       (54,544)              (70,794)
     Deficit                                          (8,551,529)           (6,845,468)
     Treasury stock - 55,000 shares at cost              (20,582)                   --
                                                     -----------           -----------
                                                        (352,725)            1,357,668
                                                     -----------           -----------
               Total                                 $ 9,449,560           $ 7,841,459
                                                     ===========           ===========





    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Six Months Ended                        Three Months Ended
                                                                June 30,                               June 30,
                                                    -------------------------------         -------------------------------
                                                       2001                 2000               2001                2000
                                                    -----------         -----------         -----------         -----------

Fee income - net                                    $ 2,767,041         $ 2,584,499         $ 1,345,317         $ 1,256,929
                                                    -----------         -----------         -----------         -----------
Expenses:

     Selling, general and administrative              2,133,941           1,764,850           1,326,786             919,085

     Depreciation and amortization                      103,987              83,514              53,308              41,820

     Equity in (income) loss of subsidiary              (93,606)           (209,189)             75,490            (118,985)

     Interest expense - net                             732,774             704,799             356,133             336,754
                                                    -----------         -----------         -----------         -----------
                                                      2,877,096           2,343,974           1,811,717           1,178,674
                                                    -----------         -----------         -----------         -----------

Income (loss) before value of
          stock and stock options issued               (110,055)            240,525            (466,400)             78,255

Stock and stock options issued                               --            (314,977)                 --             (48,977)
                                                    -----------         -----------         -----------         -----------

Income (loss) from continuing operations               (110,055)            (74,452)           (466,400)             29,278

Discontinued operations

     Loss from discontinued operations                 (872,787)           (206,136)           (458,196)           (116,804)
     Loss on sale of discontinued operations           (723,219)                 --            (723,219)                 --
                                                    -----------         -----------         -----------         -----------

Net income (loss)                                   $(1,706,061)        $  (280,588)        $(1,647,815)        $   (87,526)
                                                    ===========         ===========         ===========         ===========

Net income (loss) per common share
     Continuing operations                          $     (0.03)        $     (0.02)        $     (0.13)        $      0.01
     Discontinued operations                              (0.44)              (0.06)              (0.33)              (0.03)
                                                    -----------         -----------         -----------         -----------
                                                    $     (0.47)        $     (0.08)        $     (0.46)        $     (0.02)
                                                    ===========         ===========         ===========         ===========

Weighted average number of
          common shares outstanding                   3,615,400           3,621,793           3,607,550           3,626,888
                                                    ===========         ===========         ===========         ===========




    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                           June 30,
                                                              ---------------------------------
                                                                  2001                  2000
                                                              -----------           -----------
Cash flows from operating activities:
     Net (loss)                                               $(1,706,061)          $  (280,588)
     Adjustments to reconcile net (loss) to
         net cash (used in) provided by
         operating activities:
         Loss from discontinued operations                        872,787               206,136
         Loss on sale of discontinued operations                  723,219
         Equity in earnings of subsidiary                         (93,606)             (209,189)
         Issuance of stock and stock options                           --               314,977
         Depreciation and amortization                            103,987                83,514
         Reduction of stock subscription                           16,250                 9,098
         Bad debt expense                                         125,000               150,000
     Change in assets and liabilities
         Receivables from customers and brokers                   (92,849)             (782,969)
         Prepaid expenses                                         263,124              (161,666)
         Other assets                                            (210,781)             (119,627)
         Accounts payable and accrued expenses                    224,960              (218,436)
         Deferred rent payable                                      8,800                    --
                                                              -----------           -----------
            Net cash (used in) provided by
                operating activities                              234,830            (1,008,750)
                                                              -----------           -----------
Cash flows from investing activities:
     Purchase of fixed assets                                     (98,496)              (31,443)
     Increases in notes receivable                                     --              (186,000)
     Collections of notes receivable                               47,561               228,386
     Increase in officer's life insurance receivable              (18,260)              (18,260)
     Increase in officer's notes receivable                       (82,041)                   --
     Investment in and advances to subsidiary                    (727,604)              116,687
     Increases in loans to officer                                (36,041)                   --
     Collection on loans to officer                                    --                 4,703
                                                              -----------           -----------
            Net cash provided by (used in)
                investing activities                             (914,881)              114,073
                                                              -----------           -----------
Cash flows from financing activities:
     Purchase of treasury stock                                   (20,582)                   --
     Borrowings under long-term and
         short term debt agreements                             4,150,000             4,044,960
     Repayments of long-term and
         short term debt                                       (1,065,266)             (121,868)
                                                              -----------           -----------
            Net cash provided by
                financing activities                            3,064,152             3,923,092
                                                              -----------           -----------
Cash flows from discontinued operations                        (1,022,300)              195,325
                                                              -----------           -----------
Net increase in cash and cash equivalents                       1,361,801             3,223,740
Cash and cash equivalents, beginning
         of period                                              2,182,215             4,509,741
                                                              -----------           -----------
Cash and cash equivalents, end of period                      $ 3,544,016           $ 7,733,481
                                                              ===========           ===========

SUPPLEMENTARY INFORMATION:
     Interest paid continuing operations                      $   661,983           $   858,445
                                                              ===========           ===========
     Taxes paid continuing operations                         $     3,587           $     4,690
                                                              ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                   GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310 (b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's 2000 Annual Report on Form 10-KSB. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for a full year.

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

NOTE 3 - DISCONTINUED OPERATION

On June 26, 2001 the Company entered into an agreement with Gerald Nimberg, the Company's former President, Chief Operating Officer, acting Chief Financial Officer, Secretary, Treasurer and a former member of the Company's Board of Directors to sell to Mr. Nimberg its 90% interest in Rapidpay Corporation ("Rapidpay"). The assets and operations of Rapidpay had previously been reported as a separate segment of the Company. On July 10, 2001, the Company sold to Mr. Nimberg its 90% interest in Rapidpay. In connection with the sale of its interest in Rapidpay to Mr. Nimberg, Mr. Nimberg resigned his positions with the Company, delivered to the Company a non interest bearing note in the principal amount of $100,000 due in full in January 2004 and 350,500 shares of common stock of the Company which was all of the shares of common stock of the Company owned by Mr. Nimberg and Rapidpay assigned to the Company $1,036,000 of accounts receivable of Rapidpay. The Company has no further obligation with respect to Mr. Nimberg's employment contract.

The financial statements for all periods presented have been restated to reflect the operations and loss on the sale of Rapidpay as a discontinued operation. The net assets of Rapidpay have been reflected at their net realizable values.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION OR PLAN OF OPERATION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         General Credit Corporation (the "Company") is a New York corporation currently engaged in providing working capital financing to its customers through the discounted purchase of checks commonly referred to as "check factoring". Through July 10, 2001, the Company, through its subsidiary, Rapidpay Corporation ("Rapidpay"), also purchased at a discount, credit card sales slips. Effective July 10, 2001, the Company sold to Gerald Nimberg, the Company's former President, Chief Operating Officer, Acting Chief Financial Officer, Secretary, Treasurer and a former member of the Company's Board of Directors, its interest in Rapidpay and terminated its credit card sales slip purchasing operations. The Company provides its check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks.

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2001, the Company derived fee income of $1,345,317 and $2,767,041, respectively, from the purchase of checks, compared to 1,256,929 and $2,584,499, respectively, for the three and six months ended June 30, 2000. The face amount of checks purchased during the three and six months ended June 30, 2001 was approximately $174,084,000 and $339,429,000, respectively, compared to $140,373,000 and $282,022,000, respectively, for the three and six months ended June 30, 2000.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and six months ended June 30, 2001 was $1,326,786 and $2,133,941, respectively, which represents 99% and 77% of fee income, respectively, compared to $919,085 and $1,764,850, respectively, for the three and six months ended June 30, 2000 which represented 73% and 68% of fee income, respectively. The Company's selling, general and administrative expenses increased as a result of an increase in the Company's bad debt expense, an increase in the Company's payment of brokerage commissions, an increase in payroll and related costs, an increase in advertising and public relations expenses and an increase in rental expenses.

         For the three and six months ended June 30, 2001, interest expense, net of interest income, was $356,133 and $732,774, respectively, which reflects the high interest rate the Company is paying for its borrowings compared to $336,754 and $704,799, respectively, for the three and six months ended June 30, 2000. The increase in interest expense results from additional borrowings made by the Company during the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000.

         For the three and six months ended June 30, 2001, the Company incurred non-cash expenses of $53,308 and $103,987, respectively, as compared to $178,147 and $579,191 for the three and six months ended June 30, 2000, which June 30, 2000 amounts consisted primarily of non-cash expenses associated with the issuance by the Company of stock options to acquire 225,000 shares of the Company's Common Stock, the amortization of the intangible assets resulting from the purchase of the business of a commissioned agent in September 1997 and another company in April 1999.

         (Income) loss from continuing operations for the three and six months ended June 30, 2001 was $466,400 ($.13 per share) and $110,055 ($.03 per share), respectively, compared to ($29,278) (($.01) per share) and $74,452 ($.02 per share) for the three and six months ended June 30, 2000, respectively. Loss from discontinuing operations for the three and six months ended June 30, 2001 was $1,181,415 ($.33 per share) and $1,596,006 ($.44 per share), respectively, compared to $116,804 ($.03 per share) and $206,136 ($.06 per share) for the three and six months ended June 30, 2000, respectively.

         (Earnings) loss before taxes, depreciation, amortization and discontinued operations ("EBTDA") during the three and six months ended June 30, 2001 was $413,092 or approximately $.11 per share and $6,068, or approximately $0 per share, respectively, per the weighted average number of shares outstanding compared to ($90,621) or ($.02) per share, and ($298,603) or approximately ($.08) per share, for the three and six months ended June 30, 2000, respectively. EBTDA is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), but rather to provide additional information related to the ability of the Company to meet current trade obligations and debt service requirements. EBTDA should not be considered in isolation from, or construed as having greater importance than, GAAP operating income or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the company's cash needs. The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "$500,000 Loan") provided by the wife of a sales representative of the Company; (iii) a demand loan from an unaffiliated third party in the principal amount of $2.15 million (the "$2.15 Million Dollar Loan"); (iv) a term loan due March 2003 from Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board in the principal amount of $29,981 as of June 30, 2001 (the "Zellermaier Loan"); (v) a demand loan from an entity controlled by Irwin Zellermaier, Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company and family members of Gerald Nimberg, the Company's former President, former Chief Operating Officer, former Acting Chief Financial Officer, former Secretary, former Treasurer and former member of the Company's Board of Directors in the principal amount of

$695,040 as of June 30, 2001 (the "Zellermaier Entity Loan"); (vi) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $165,500 as of June 30, 2001 (the "Acquisition Loan"); (vii) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $232,610 as of June 30, 2001 (the "Second Acquisition Loan"); (viii) demand loans from unaffiliated third parties in the aggregate principal amount of approximately $5,090,000 as of June 30, 2001 (the "Aggregate Loans"); (ix) a working capital credit facility in the aggregate original principal amount of up to $2.5 million (the "Credit Facility") provided by a corporation (the "Affiliated Corporation"), in part owned by Gerald Schultz, the former owner of New York Payroll Factors (predecessor of the Company) and Ann Nimberg, the wife of Gerald Nimberg, and (x) short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $3 million and is typically repaid with interest or uncollected bank charges daily or every few days.

         Pursuant to the $500,000 Loan, the Company is obligated to pay, on a monthly basis, interest only at 21% per annum on the outstanding principal amount under the $500,000 Loan. All accrued but unpaid interest together with the principal amount outstanding under the $500,000 Loan is due to be repaid by the Company in November 2001. The principal amount outstanding under the $500,000 Loan as of June 30, 2001 was $71,000. The Company may prepay the $500,000 Loan without premium or penalty.

         As of June 30, 2001, the principal amount owed under the $2.15 Million Dollar Loan was $2.15 million, which amount is payable by the Company upon demand. Interest at 24% per annum on the $2.15 Million Dollar Loan is paid by the Company monthly.

         As of June 30, 2001, the principal amount owed under the Zellermaier Loan was $29,981. The Company is obligated to make monthly payments on the Zellermaier Loan through March 2003 consisting of principal and interest at 11.9% per annum.

         As of June 30, 2001, the principal amount owed under the Zellermaier Entity Loan was $695,040. The principal amount of the Zellermaier Entity Loan is repayable by the Company on demand. Interest at 23% per annum is payable monthly by the Company on the Zellermaier Entity Loan. Effective July 10, 2001, the family members of Gerald Nimberg previously affiliated with the Zellermaier Entity Loan were paid in full and are no longer affiliated with the Zellermaier Entity Loan.

         As of June 30, 2001, the amount owed under the Acquisition Loan was $165,500 which is payable by the Company in monthly amounts of $7,040 through April 2003, which monthly amount includes interest at 7% per annum.

         As of June 30, 2001, the amount owed under the Second Acquisition Loan was $232,610 which is payable by the Company in monthly amounts of $7,520 through October 2003, which monthly amount includes interest at 10% per annum.

         As of June 30, 2001, the amount owed under the Aggregate Loans is $5,090,000 which is payable by the Company upon demand. The interest rates range from 18% to 21% per annum payable monthly by the Company on the Aggregate Loans.

         Pursuant to the terms of the Credit Facility, the Affiliated Corporation established a credit facility in favor of the Company in the aggregate principal amount of $2.5 million. Interest at 23% per annum on the amounts outstanding under the Credit Facility is payable monthly by the Company pursuant to the Credit Facility. As of June 30, 2001, there were no amounts outstanding under the Credit Facility. The Company's repayment obligations under the Credit Facility are secured by uncollected checks purchased by the Company with amounts advanced to the Company under the Credit Facility. The amounts received by the Company from such checks are required to be delivered to the Affiliated Corporation as repayment for the amounts owed by the Company under the Credit Facility. Effective July 2001, the Credit Facility was terminated by the Company and the Affiliated Corporation.

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

         As of June 30, 2001, the Company had available cash and cash equivalents and certificates of deposit of approximately $3,544,016 as compared to approximately $2,182,215 as of December 31, 2000. This increase in cash is due principally to the elimination of the Company's obligation to maintain collateral in the form of restricted cash as was required under a credit obligation of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In August 2001, the Company and a bank settled a lawsuit by entering into a mutual release and an agreement whereby the Company paid the bank $25,000 and is obligated to pay the bank $50,000 over the next 12 months. The lawsuit related to the bank's alleged negligent handling of checks deposited by the Company and alleged improper termination of an agreement for the deposit of checks and the Company's alleged deposit of dishonored checks at the bank.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

         The Company granted the following stock options subsequent to March 31, 2001, and prior to August 20, 2001:


Name                      Shares         Date of Grant             Expiration           Exercise Price      Par Value
----                    ---------        -------------            ------------          --------------      ----------
Irwin Zellermaier       1,000,000        June 4, 2001             June 3, 2004              $0.34             $.001

Melvyn Dobrichovsky       375,000        June 4, 2001             June 3, 2004              $0.34             $.001

Gregory E. Ronan          375,000        June 4, 2001             June 3, 2004              $0.34             $.001

Burton Koffman            500,000        July 2, 2001             July 1, 2003              $.25              $.001

Ira Theodore               50,000        July 2, 2001             July 1, 2004              $.25              $.001

Irwin Zellermaier         100,000        July 9, 2001             July 8, 2004              $.25              $.001



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 2001, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         Effective July 10, 2001, Gerald Nimberg resigned as the Company's President, Chief Operating Officer, Acting Chief Financial Officer, Secretary, Treasurer and a member of Company's Board of Directors. Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board of Directors has assumed the responsibilities of President and Acting Chief Financial Officer of the Company. Roberto Jare has been appointed Vice President-Operations effective July 16, 2001.

         In connection with Mr. Nimberg's resignation, the Company sold to Mr. Nimberg its 90% interest in the outstanding shares of capital stock of Rapidpay Corporation ("Rapidpay") in exchange for the delivery from Mr. Nimberg to GCC of 350,500 shares in Company owned by Mr. Nimberg, which amount consists of all the shares Mr. Nimberg owned in the Company and the delivery by Mr. Nimberg to the Company of a promissory note in the principal amount of $100,000 which note is due in full in January 2004. As part of the transaction of the transfer of ownership of Rapidpay, the Company acquired from Rapidpay accounts receivable in the aggregate amount of $1,036,000.

         In connection with Mr. Nimberg's resignation, the Company amended the covenant restricting Mr. Nimberg to not engage in check factoring to allow him to engage in check factoring up to a gross face amount of checks purchased of $400,000 per week so long as Mr. Nimberg does not purchase the checks from existing customers of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GENERAL CREDIT CORPORATION




Date: August 20, 2001           By: /s/ Irwin Zellermaier
                                    -------------------------------------------
                                Irwin Zellermaier, Chief Executive Officer,
                                Acting Chief Financial Officer, Principal
                                Financial and Accounting Officer