Form 10QSB
period 2001-09-30
GENERAL CREDIT CORP
filed 2001-11-19
CIK 40511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _____________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 15, 2001, the number of shares of Common Stock of the issuer outstanding was 3,312,050 shares of Common Stock, par value $.001 per share.

Traditional Small Business Disclosure Format (check one): Yes [X] No [ ]

Documents Incorporated By Reference: None

                           GENERAL CREDIT CORPORATION
                                  FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements................................................................         1

         Consolidated Condensed Balance Sheets,
                  September 30, 2001 and December 31, 2000..................................       F-1

         Consolidated Condensed Statements of Operations for the
                  Three and Nine Months Ended September 30, 2001 and 2000...................       F-2

         Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and 2000.............................       F-3

         Notes to Consolidated Condensed Financial Statements...............................       F-4

Item 2. Management's Discussion and Analysis or Plan of Operation...........................         2

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings...................................................................         6

Item 2. Changes in Securities and Use of Proceeds...........................................         6

Item 3. Defaults Upon Senior Securities.....................................................         6

Item 4. Submission of Matters to a Vote of Security Holders.................................         6

Item 5. Other Information...................................................................         7

Item 6. Exhibits and Reports on Form 8-K....................................................         7

SIGNATURES..................................................................................         8

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                  GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             2001                    2000
                                                                         ------------             -----------
                                                                         (UNAUDITED)

               ASSETS
Current assets:
     Cash and cash equivalents                                           $  4,320,831             $ 2,182,215
     Receivables from customers
          and brokers, net                                                  1,948,152                 701,382
     Prepaid expenses and other
          current assets                                                       55,823                 330,619
     Net assets of discontinued subsidiary                                         --               1,734,418
                                                                         ------------             -----------

               Total current assets                                         6,324,806               4,948,634

Fixed assets, at cost, less
          accumulated depreciation                                            576,338                 527,146
Investment in and advances to subsidiary                                    1,724,182               1,199,218
Notes receivable - brokers and others                                         386,791                 486,765
Notes receivable from former officer                                          158,686                  42,726
Goodwill and other intangibles, net                                           234,416                 277,916
Other assets                                                                  513,829                 359,054
                                                                         ------------             -----------
               Total                                                     $  9,919,048             $ 7,841,459
                                                                         ============             ===========

               LIABILITIES
Current liabilities:
     Notes and advances payable                                          $  9,272,648             $ 5,275,284
     Accounts payable and accrued
          expenses                                                          1,109,936                 711,007
                                                                         ------------             -----------

               Total current liabilities                                   10,382,584               5,986,291
                                                                         ------------             -----------

Long-term portion of notes
          and advances payable                                                300,503                 460,354
                                                                         ------------             -----------
Deferred rent payable                                                          50,346                  37,146
                                                                         ------------             -----------

               SHAREHOLDERS' EQUITY (DEFICIENCY)
Shareholders' equity (deficiency):
     Common shares, $.001 par value,
          20,000,000 shares authorized,
          3,312,050 and 3,662,550 shares issued, respectively                   3,312                   3,663
     Additional paid-in capital                                             8,270,043               8,270,267
     Stock subscription receivable                                            (49,030)                (70,794)
     Deficit                                                               (9,018,333)             (6,845,468)
     Treasury stock - 55,000 shares at cost                                   (20,377)                     --
                                                                         ------------             -----------
                                                                             (814,385)              1,357,668
                                                                         ------------             -----------
               Total                                                     $  9,919,048             $ 7,841,459
                                                                         ============             ===========


   The accompanying notes are an integral part of the financial statements.

                  GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                                    -------------------------------         -------------------------------
                                                        2001                2000                2001               2000
                                                    -----------         -----------         -----------         -----------

Fee income - net                                    $ 4,261,038         $ 4,015,279         $ 1,493,997         $ 1,430,780
                                                    -----------         -----------         -----------         -----------

Expenses:

     Selling, general and administrative              3,468,384           2,750,042           1,334,443             985,192

     Depreciation and amortization                      168,128             109,341              64,141              25,827

     Loss on fixed asset abandonment                         --              44,145                  --              44,145

     Equity in (income) loss of subsidiary             (228,308)           (334,252)           (134,702)           (125,063)

     Interest expense - net                           1,307,593           1,215,079             574,819             510,280
                                                    -----------         -----------         -----------         -----------
                                                      4,715,797           3,784,355           1,838,701           1,440,381
                                                    -----------         -----------         -----------         -----------

Income (loss) before value of
          stock and stock options issued               (454,759)            230,924            (344,704)             (9,601)

Stock and stock options issued                         (122,100)           (320,888)           (122,100)             (5,911)
                                                    -----------         -----------         -----------         -----------

Income (loss) from continuing operations               (576,859)            (89,964)           (466,804)            (15,512)

Discontinued operations
     Loss from discontinued operations                 (872,787)           (307,365)                 --            (101,229)
     Loss on sale of discontinued operations           (723,219)                 --                  --                  --
                                                    -----------         -----------         -----------         -----------

Net income (loss)                                   $(2,172,865)        $  (397,329)        $  (466,804)        $  (116,741)
                                                    ===========         ===========         ===========         ===========

Net income (loss) per common share
     Continuing operations                          $     (0.16)        $     (0.03)        $     (0.14)        $     (0.01)
     Discontinued operations                              (0.46)              (0.08)                 --               (0.02)
                                                    -----------         -----------         -----------         -----------
                                                    $     (0.62)        $     (0.11)        $     (0.14)        $     (0.03)
                                                    ===========         ===========         ===========         ===========

Weighted average number of
          common shares outstanding                   3,507,900           3,634,020           3,344,675           3,662,550
                                                    ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of the financial statements.

                  GENERAL CREDIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                -----------------------------------
                                                                   2001                      2000
                                                                -----------             -----------

Cash flows from operating activities:
     Net (loss)                                                 $(2,172,865)            $  (397,329)
     Adjustments to reconcile net (loss) to
         net cash (used in) provided by
         operating activities:
         Loss from discontinued operations                          872,787                 307,365
         Loss on sale of discontinued operations                    723,219                      --
         Equity in earnings of subsidiary                          (228,308)               (334,252)
         Issuance of stock and stock options                        122,100                 320,888
         Abandonment of fixed assets                                     --                  44,145
         Depreciation and amortization                              168,128                 121,633
         Reduction of stock subscription                             21,764                  13,537
         Bad debt expense                                           125,000                 225,000
     Change in assets and liabilities
         Receivables from customers and brokers                    (335,477)                184,960
         Prepaid expenses                                           274,796                (127,098)
         Other assets                                              (218,030)               (138,046)
         Accounts payable and accrued expenses                      398,929                (280,693)
         Deferred rent payable                                       13,200                      --
                                                                -----------             -----------
            Net cash (used in) provided by
                operating activities                               (234,757)                (59,890)
                                                                -----------             -----------
Cash flows from investing activities:
     Purchase of fixed assets                                      (161,350)                (84,136)
     Increase in notes receivable                                        --                (186,000)
     Collections of notes receivable                                 99,974                 265,803
     Increase in officer's life insurance receivable                (27,390)                (27,390)
     Investment in and advances to subsidiary                      (296,656)               (103,697)
     Increase in loans to former officer                            (36,041)                     --
     Collection on loans to former officer                               --                   7,054
                                                                -----------             -----------
            Net cash provided by (used in)
                investing activities                               (421,463)               (128,366)
                                                                -----------             -----------
Cash flows from financing activities:
     Purchase of treasury stock                                     (20,377)                     --
     Borrowings under long-term and
         short term debt agreements                               5,192,000               4,909,070
     Repayments of long-term and
         short term debt                                         (1,354,487)             (1,871,261)
                                                                -----------             -----------
            Net cash provided by
                financing activities                              3,817,136               3,037,809
                                                                -----------             -----------
Cash flows used for discontinued operations                      (1,022,300)             (1,102,053)
                                                                -----------             -----------
Net increase in cash and cash equivalents                         2,138,616               1,747,500
Cash and cash equivalents, beginning
         of period                                                2,182,215               4,509,741
                                                                -----------             -----------
Cash and cash equivalents, end of period                        $ 4,320,831             $ 6,257,241
                                                                ===========             ===========

SUPPLEMENTARY INFORMATION:
     Interest paid continuing operations                        $ 1,219,371             $ 1,269,968
                                                                ===========             ===========
     Taxes paid continuing operations                           $     3,141             $     4,690
                                                                ===========             ===========

NON CASH FINANCING AND INVESTING ACTIVITIES:
     Relating to the sale of a subsidiary
         Common stock                                           $   122,675
         Notes receivable                                            79,919
         Accounts receivable                                      1,036,293
                                                                -----------
                                                                $ 1,238,887
                                                                ===========


   The accompanying notes are an integral part of the financial statements.

                  GENERAL CREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310 (b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. The financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition or Plan of Operation, contained in the Company's 2000 Annual Report on Form 10-KSB. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for a full year.

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

NOTE 3 - DISCONTINUED OPERATION

                  On June 25, 2001 the Company agreed to sell its wholly owned subsidiary, Rapidpay Corporation ("Rapidpay"), to the Company's former president. The assets and operations of Rapidpay had previously been reported as a separate segment of the Company. The purchase price was to be paid as follows: a note issued by Rapidpay in the amount of $1,653,000 with interest at the prime rate payable in equal monthly payments over seven years; a non interest bearing note issued by the former president in the amount of $100,000 and 350,500 shares of common stock of the Company that the president owned. On July 10, 2001 the agreement was modified whereby the Company agreed to accept $1,036,000 of accounts receivable of Rapidpay in satisfaction of the $1,653,000 note and the transaction closed. In addition, the president of the Company resigned. The Company has no further obligation with respect to his employment contract.

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

OVERVIEW

         General Credit Corporation (the "Company") is a New York corporation engaged in providing working capital financing to its customers through the discounted purchase of checks commonly referred to as "check factoring". Through July 10, 2001, the Company, through its subsidiary, Rapidpay Corporation ("Rapidpay"), also purchased at a discount, credit card sales slips. Effective July 10, 2001, the Company sold to Gerald Nimberg, the Company's former President, Chief Operating Officer, Acting Chief Financial Officer, Secretary, Treasurer and a former member of the Company's Board of Directors, its interest in Rapidpay and terminated its credit card sales slip purchasing operations. The Company provides its check factoring services to its customers, generally on a non-recourse basis with respect to its customers except to the extent of forged signatures on and stop payments of the purchased checks.

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2001, the Company derived fee income of $1,493,997 and $4,261,038, respectively, from the purchase of checks, compared to $1,430,780 and $4,015,279, respectively, for the three and nine months ended September 30, 2000. The face amount of checks purchased during the three and nine months ended September 30, 2001 was approximately $154,881,000 and $493,584,000, respectively, compared to approximately $158,804,000 and $446,213,000, respectively, for the three and nine months ended September 30, 2000.

         Selling, general and administrative expenses, including, among other expenses, amounts paid in respect of sales representatives, payroll and related expenses and office overhead costs (including rent) during the three and nine months ended September 30, 2001 was $1,334,443 and $3,468,384, respectively, which represents 89% and 81% of fee income, respectively, compared to $985,192 and $2,750,042, respectively, for the three and nine months ended September 30, 2000 which represented 69% and 68% of fee income, respectively. The Company's selling, general and administrative expenses increased as a result of an increase in the Company's bad debt expense, bank charges, payroll costs, litigation settlement expenses and an increase in rental expenses.

         For the three and nine months ended September 30, 2001, interest expense, net of interest income, was $574,819 and $1,307,593, respectively, which reflects the high interest rate the Company is paying for its borrowings compared to $510,280 and $1,215,079, respectively, for the three and nine months ended September 30, 2000. The increase in interest expense results from additional borrowings made by the Company during the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000.

         For the three and nine months ended September 30, 2001, the Company incurred non-cash expenses of $193,372 and $311,621, respectively, as compared to $170,306 and $745,059 for the three and nine months ended September 30, 2000, which September 30, 2000 amounts consisted primarily of non-cash expenses associated with the issuance by the Company of stock options to acquire 225,000 shares of the Company's Common Stock, the amortization of the intangible assets resulting from the purchase of the business of a commissioned agent in September 1997 and another company in April 1999.

         Loss from continuing operations for the three and nine months ended September 30, 2001 was $466,804, or $.14 per share, and $576,859, or $.16 per share, respectively, compared to $15,512 or $.03 per share and $89,964, or $.03 per share, for the three and nine months ended September 30, 2000, respectively. Loss from discontinued operations for the nine months ended September 30, 2001 was $1,596,006, or $.46 per share, compared to $101,229, or $.02 per share, for the three months ended September 30, 2000 and $307,365, or $.08 per share, for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements generally increase proportionately to the aggregate face amount of checks purchased, although more rapid collection of purchased checks can mitigate the Company's cash needs. The Company finances its operations principally through (i) cash flow generated from operations; (ii) a $500,000 working capital loan (the "$500,000 Loan") provided by the wife of a sales representative of the Company; (iii) a demand loan from an unaffiliated third party in the principal amount of $2.15 million (the "$2.15 Million Dollar Loan"); (iv) a term loan due March 2003 from Irwin Zellermaier, the Company's Chief Executive Officer and Chairman of the Board in the principal amount of $28,864 as of September 30, 2001 (the "Zellermaier Loan"); (v) a demand loan from an entity controlled by Irwin Zellermaier and Greg Ronan, a director of the Company and an attorney with a law firm who provides legal services to the Company in the principal amount of $445,418 as of September 30, 2001 (the "Zellermaier Entity Loan"); (vi) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $144,380 as of September 30, 2001 (the "Acquisition Loan");
(vii) a term loan relating to the Company's acquisition of a company engaged in check factoring in the amount of $226,756 as of September 30, 2001 (the "Second Acquisition Loan"); (viii) demand loans from unaffiliated third parties in the aggregate principal amount of approximately $6,392,000 as of September 30, 2001 (the "Aggregate Loans"); (ix) a short term working capital loan arrangements with various banks and lenders, unaffiliated with the Company, who extend credit to the Company based upon uncollected checks purchased by the Company and deposited for payment. This credit has, from time to time, reached approximately $3 million and is typically repaid with interest or uncollected bank charges daily or every few days.

         Pursuant to the $500,000 Loan, the Company is obligated to pay, on a monthly basis, interest at 18% per annum (such interest rate effective November 1, 2001) on the outstanding principal amount under the $500,000 Loan. All accrued but unpaid interest together with the principal amount outstanding under the $500,000 Loan is due to be repaid by the Company in November 2001. The principal amount outstanding under the $500,000 Loan as of September 30, 2001 was $88,000. The Company may prepay the $500,000 Loan without premium or penalty.

         As of September 30, 2001, the principal amount owed under the $2.15 Million Dollar Loan was $2.15 million, which amount is payable by the Company upon demand. Interest at 24% per annum on the $2.15 Million Dollar Loan is paid by the Company monthly.

         As of September 30, 2001, the principal amount owed under the Zellermaier Loan was $28,864. The Company is obligated to make monthly payments on the Zellermaier Loan through March 2003 consisting of principal and interest at 11.9% per annum.

         As of September 30, 2001, the principal amount owed under the Zellermaier Entity Loan was $445,418. The principal amount of the Zellermaier Entity Loan is repayable by the Company on demand. Interest at 18% per annum (such interest rate effective November 1, 2001) is payable monthly by the Company on the Zellermaier Entity Loan. Effective July 10, 2001, the family members of Gerald Nimberg previously affiliated with the Zellermaier Entity Loan were paid in full and are no longer affiliated with the Zellermaier Entity Loan.

         As of September 30, 2001, the amount owed under the Acquisition Loan was $144,380 which is payable by the Company in monthly amounts of $7,040 through April 2003, which monthly amount includes interest at 7% per annum.

         As of September 30, 2001, the amount owed under the Second Acquisition Loan was $226,756 which is payable by the Company in monthly amounts of $7,520 through October 2003, which monthly amount includes interest at 10% per annum.

         As of September 30, 2001, the amount owed under the Aggregate Loans is $6,392,000 which is payable by the Company upon demand. Interest at 18% per annum (such interest rate effective November 1, 2001) is payable monthly by the Company on the Aggregate Loans.

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

         As of September 30, 2001, the Company had available cash and cash equivalents and certificates of deposit of $4,320,831 as compared to $2,182,215 as of December 31, 2000. This increase in cash is due principally to the elimination of the Company's obligation to maintain collateral in the form of restricted cash as was required under a credit obligation of the Company, as well as additional borrowings of the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company granted the following stock options subsequent to June 30, 2001, and prior to November 19, 2001:



     NAME                SHARES            DATE OF GRANT              EXPIRATION         EXERCISE PRICE

Burton Koffman          500,000          July 2, 2001             July 1, 2003              $ .25
Ira Theodore             50,000          July 2, 2001             July 1, 2004              $ .25
Irwin Zellermaier       100,000          July 9, 2001             July 8, 2004              $ .25
Daniel Kang              50,000          November 2, 2001         November 1, 2003          $0.15
Roberto Jara             50,000          November 2, 2001         November 1, 2003          $0.15


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 2001, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

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


                                    GENERAL CREDIT CORPORATION


Date: November 19, 2001             By: /s/ Irwin Zellermaier
                                       ----------------------------------------
                                       Irwin Zellermaier,
                                       Chief Executive Officer
                                       and Principal Financial Officer